Form 10-Q
period 1995-03-04
KLEINERTS INC /PA/
filed 1995-04-18
CIK 56252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 4, 1995
                                -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

                         Commission file number 1-6454
                                                ------

                        KLEINERT'S, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                              13-0921860
- -------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

120 West Germantown Pike, Suite 100
Plymouth Meeting, Pennsylvania                    19462
- -------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:
(610) 828-7261
- --------------

- -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



               Class               Outstanding at April 1, 1995
     --------------------------    ----------------------------
          Common Stock                      3,331,431
     Par Value $1.00 per share

                                KLEINERT'S, INC.

                                     INDEX

                                                                   PAGE
                                                                   ----
Part I.  Financial information

         Item 1.  Financial statements

                  Consolidated statements of operations             3
                  for the three months ended March 4, 1995
                  and February 26, 1994

                  Consolidated balance sheets at                    4
                  March 4, 1995, December 3, 1994
                  and February 26, 1994

                  Consolidated statements of cash flows             6
                  for the three months ended March 4, 1995
                  and February 26, 1994

                  Notes to consolidated financial statements        8

         Item 2.  Management's discussion and analysis of           9
                  the financial condition and results of
                  operations

Part II. Other information

         Item 6.  Exhibits and Reports on Form 8-K                  11

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                KLEINERT'S, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (000's Omitted, except per share amounts)

                                                   Three Months Ended
                                                 ----------------------
                                                 March 4,  February 26,
                                                  1995        1994
                                                 ------      -------
Net sales                                         $7,713     $6,729
Cost of goods sold                                 5,675      5,062
                                                  ------     ------
     Gross profit                                  2,038      1,667
                                                  ------     ------
Selling, general and administrative expenses       1,169      1,101
Interest expense                                     269        227
                                                  ------     ------
                                                   1,438      1,328
                                                  ------     ------
     Income before income taxes and cumulative
       effect of change in accounting
         for income taxes                            600        339
Provision for income taxes                           218        113
                                                  ------     ------
     Income before cumulative effect of change
       in accounting principle                       382        226
Cumulative effect of change in accounting for
  income taxes                                        --        210
                                                  ------     ------
Net income                                        $  382     $  436
                                                  ======     ======
Earnings per share:
     Income before change in accounting
       for income taxes                           $  .10     $  .06
     Cumulative effect of change in accounting
       for income taxes                               --        .06
                                                  ------     ------
     Net income                                   $  .10     $  .12
                                                  ======     ======
Weighted average shares outstanding                3,756      3,685
                                                  ======     ======

                             See accompanying notes

                                KLEINERT'S, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (000's Omitted)

                                     ASSETS
                                     ------


                                         March 4,        December 3,     February 26,
                                          1995              1994             1994
                                        --------         -----------     ------------
Current assets:
     Cash                               $    22          $   132          $   104
     Accounts receivable (net)            8,283           18,036            7,902
     Inventories:
         Raw materials                    6,185            4,077            3,832
         Work-in-progress                 3,860            2,942            2,806
         Finished goods                  11,772            5,677           10,257
                                        -------          -------          -------
            Total inventories            21,817           12,696           16,895
                                        -------          -------          -------
     Net assets of discontinued
         operations                          --               --            2,701
     Other current assets                 1,709            1,613            2,021
                                        -------          -------          -------
         Total current assets            31,831           32,477           29,623
                                        -------          -------          -------
Property, plant and equipment, at cost   10,667           10,569           10,542
Less:  Accumulated depreciation and
         amortization                     5,585            5,427            5,504
                                        -------          -------          -------
       Net property, plant and
         equipment                        5,082            5,142            5,038
                                        -------          -------          -------
Non-operating property                       --               --              508
Other assets                              3,314            2,843            2,210
                                        -------          -------          -------
                                        $40,227          $40,462          $37,379
                                        =======          =======          =======


                             See accompanying notes

                                KLEINERT'S, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (000's Omitted)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------



                                         March 4,        December 3,     February 26,
                                          1995              1994             1994
                                        --------         -----------     ------------
Current liabilities:
     Notes payable and current
      portion of long-term debt         $ 7,395          $10,695          $ 6,813
     Accounts payable                     7,507            3,585            4,729
     Accrued expenses                       390            1,686              932
     Accrued dividends payable               --               --            2,701
     Income taxes payable                   304               --               39
                                        -------          -------          -------
          Total current liabilities      15,596           15,966           15,214
                                        -------          -------          -------
Deferred income taxes                       123              123               49
Long-term debt                            4,374            4,624            5,526
                                        -------          -------          -------
          Total liabilities              20,093           20,713           20,789
                                        -------          -------          -------
Shareholders' equity:
     Preferred stock - par value $1.00
     per share, 2,000,000 shares
     authorized, none issued                 --               --               --

     Common stock - par value $1.00 per
     share, 10,000,000 shares
     authorized, 3,798,398, 3,798,398
     and 3,790,065 shares issued,
     respectively                         3,798            3,798            3,798
Capital in excess of par value           10,626           10,626           10,626
Retained earnings                         8,926            8,541            4,895
                                        -------          -------          -------
                                         23,350           22,965           19,319
                                        -------          -------          -------
Less:
     Treasury stock, at cost, 466,967,
     466,967 and 427,467 common shares,
     respectively                        (3,216)          (3,216)          (2,729)
                                        -------          -------          -------
          Total shareholders' equity     20,134           19,749           16,590
                                        -------          -------          -------
                                        $40,227          $40,462          $37,379
                                        =======          =======          =======

                             See accompanying notes

                                KLEINERT'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's Omitted)

                                                     Three Months Ended
                                                  ------------------------
                                                   March 4,   February 26,
                                                    1995         1994
                                                   --------   -----------
Cash flows from operating activities:
  Net income                                       $  382       $  436

Adjustment to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                       163          180
  Cumulative effect of change in accounting
    principle                                          --         (210)
  Provision for losses on accounts receivable         (20)          (2)
  Change in assets and liabilities:
    Decrease in accounts receivable                 9,781        9,806
    Increase in inventory                          (9,120)      (5,142)
    Increase in other current assets                  (96)        (906)
    Increase (decrease) in accounts payable
      and accrued expenses                          2,729       (1,118)
    Increase in income taxes payable                  203           91
    Increase in other assets                           --          (21)
     Increase in deferred income taxes                 --           15
                                                   ------       ------
      Total adjustments                             3,640        2,693
                                                   ------       ------
      Net cash provided by
        operating activities                        4,022        3,129
                                                   ------       ------
Cash flows from investing activities:
    Capital expenditures                             (98)          (50)
    Note receivable related party (Note 2)          (500)           --
    Proceeds from note receivable                     16            --
                                                   ------       ------
      Net cash used in investing
        activities                                $ (582)       $  (50)
                                                  ======        ======

                             See accompanying notes

                                KLEINERT'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's Omitted)

                                                     Three Months Ended
                                                  -----------------------
                                                   March 4,  February 26,
                                                    1995        1994
                                                   ------     --------
Cash flows from financing activities:
  Net repayments under revolving
    line-of-credit agreements                     $(3,300)     $(2,497)
  Principal payments on debt                         (250)          --
  Proceeds from long-term debt                         --           57
  Principal payments on capital leases                 --          (14)
  Proceeds from exercise of stock options              --           69
  Dividends paid                                       --       (1,300)
  Payments to acquire treasury stock                   --          (57)
                                                   ------      -------
     Net cash used in
       financing activities                        (3,550)      (3,742)
Net decrease in cash                                 (110)        (663)
Cash at beginning of period                           132          767
                                                   ------      -------
  Cash at end of period                           $    22      $   104
                                                  =======      =======
Supplemental disclosures of
  cash flow information:
Cash paid during the period for:
  Interest                                        $   238      $   184
  Income taxes                                    $    16      $    90
Tax benefit of exercise of stock options          $    --      $    52

                             See accompanying notes

                                KLEINERT'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months Ended March 4, 1995 and February 26, 1994



(1)  Basis of presentation:

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures presented are adequate for a fair presentation of the financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.


(2)   Related Party Transaction

         On December 5, 1994 the Company loaned Scott Mills, Inc. ("Scott Mills") $500,000. Scott Mills, formerly an indirect wholly-owned subsidiary of the Company, is the successor in interest to the Company's textile division, the assets of which were transferred to Scott Mills pursuant to the Plan of Reorganization on November 27, 1993. Under the terms of the promissory note, interest is payable annually at 8 1/2% and the principal is due in full on December 4, 1997. Scott Mills, which has operated independently since
November 27, 1993, continues to be a principal supplier of fabric to the Company.

Item 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

         The Registrant's apparel business is highly seasonal. Consequently the sales and operating results for the three months ended March 4, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 2, 1995.


                                           Three Months Ended
                                  ----------------------------------
                                             (000's)
                                  March 4,  February 26,   Increase
                                   1995         1994      (Decrease)
                                  -------   -----------   ----------
Net sales                         $7,713      $6,729        $  984
                                  ======      ======        ======
Gross profit                      $2,038      $1,667        $  371
                                  ======      ======        ======
Selling, general and
 administrative expenses          $1,169      $1,101        $   68
                                  ======      ======        ======

        Net sales increased by $984,000, or 15%, principally due to increased sleepwear sales. Orders booked in the first quarter of 1995 were significantly higher than in the previous year's first quarter. While the increase in orders is encouraging, the first quarter generally represents a relatively small percentage of annual sales volume and cannot be used as a predictor for the entire year.

        Gross profit increased by $371,000 or 22%. This improvement was driven by substantially higher sales which permitted more efficient operations and absorption of fixed overhead costs. Gross profit as a percentage of net sales increased from 24.7% in the first quarter of fiscal year 1994 to 26.4% in the first quarter of fiscal year 1995. Due to the seasonality of the business, sales volume changes in the first quarter can disproportionately impact the margin percentage and are not reflective of expected margin percentages on an annual basis.

        Selling, general and administrative expenses increased by 6% or $68,000 during the first quarter of 1995 reflecting primarily normal increases in salary and fringe benefit costs.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




        Interest expense in the first quarter of 1995 was $269,000 compared to $227,000 in the first quarter of 1994, due to increased short-term borrowings and higher market rates of interest.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        Net cash provided by operating activities increased $893,000 from $3,129,000 in the first quarter of 1994 to $4,022,000 in the first quarter of 1995. Contributing to this increase, net income adjusted for non-cash charges increased by $121,000 from $404,000 to $525,000. Changes in working capital components positively impacted cash flow by $772,000 from $2,725,000 to $3,497,000.

        Cash required for seasonal build-up of inventories in the first quarter of 1995 was offset by the favorable cash flow impacts of changes in accounts payable and other current assets.

        Cash flows used in investing activities increased by $532,000 from $50,000 to $582,000 reflecting a note receivable from Scott Mills, Inc. for $500,000 issued in the first quarter of 1995 (See Note 2).

        The totals of net cash provided by operations and used in investing activities were $3,440,000 and $3,079,000 for the first quarters of 1995 and 1994, respectively. These funds were used to paydown term debt and reduce borrowings under revolving credit lines by $3,550,000 in the first quarter of 1995 and $2,497,000 in 1994. An additional $1,300,000 in the form of a dividend was contributed to Scott Mills, Inc. during the first quarter of 1994.

        Cash balances at March 4, 1995 and February 26, 1994 decreased by $110,000 and $663,000, respectively.

        The Registrant uses its short-term borrowings to build inventory levels for shipment in the fall season. The Registrant expects that available cash and existing short-term lines-of-credit will be sufficient to meet its normal operating requirements for the balance of the year.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

                   None


         (b) Reports on Form 8-K

                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KLEINERT'S, INC.





Date:  April 18, 1995          By: /s/ Gerald E. Monigle
- ---------------------              ----------------------
                                   Gerald E. Monigle
                                   Vice President-Finance
                                   (Principal Accounting Officer)