Form 10-Q
period 1995-06-03
KLEINERTS INC /PA/
filed 1995-07-18
CIK 56252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 3, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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


           Class                      Outstanding at July 7, 1995
- -------------------------------       ---------------------------
      Common Stock                            3,333,431
Par Value $1.00 per share

                                KLEINERT'S, INC.

                                     INDEX



Part I.   Financial information                                    PAGE
                                                                   ----

          Item 1.  Financial statements

                   Consolidated statements of operations            3
                   for the three months and six months
                   ended June 3, 1995 and May 28, 1994

                   Consolidated balance sheets at                   4
                   June 3, 1995, December 3, 1994 and
                   May 28, 1994

                   Consolidated statements of cash flows            6
                   for the six months ended June 3, 1995
                   and May 28, 1994

                   Notes to consolidated financial statements       8

          Item 2.  Management's discussion and analysis of          9
                   the financial condition and results of
                   operations

Part II.  Other information

          Item 6.  Exhibits and Reports on Form 8-K                11

                                                                            3
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                KLEINERT'S, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (000's omitted, except per share amounts)

                                     Three Months Ended       Six Months Ended
                                     ------------------       ----------------
                                     June 3,    May 28,       June 3,   May 28,
                                      1995       1994          1995      1994
                                     ------     ------        ------    ------
Net sales                           $10,132     $9,093        $17,845   $15,822
Cost of goods sold                    7,641      6,864         13,316    11,926
                                    -------     ------        -------   -------
     Gross profit                     2,491      2,229          4,529     3,896
                                    -------     ------        -------   -------
Selling, general and
  administrative expenses             1,227      1,130          2,396     2,231
Interest expense                        416        296            685       523
                                    -------     ------        -------   -------
                                      1,643      1,426          3,081     2,754
                                    -------     ------        -------   -------
  Income before income
    taxes and cumulative
    effect of change in
    accounting principle                848        803          1,448     1,142
Provision for income taxes              308        275            526       388
                                    -------     ------        -------   -------
  Income before cumulative
  effect of change in
  accounting principle                  540        528            922       754
Cumulative effect on prior
  years of change in
  accounting for income
  taxes                                  --         --             --       210
                                    -------     ------        -------   -------
Net income                          $   540     $  528        $   922   $   964
                                    -------     ------        -------   -------
Earnings per share:
  Income before change in
  accounting principle              $   .14     $  .14        $   .25   $   .20
  Cumulative effect on prior
  years of change in
  accounting for income taxes            --         --             --       .06
                                    -------     ------        -------   -------
  Net income                        $   .14     $  .14        $   .25   $   .26
                                    -------     ------        -------   -------
Weighted average shares
  outstanding                         3,761      3,680          3,759     3,683
                                    -------     ------        -------   -------


                             See accompanying notes

                                KLEINERT'S, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (000's Omitted)

                                     ASSETS
                                     ------
                                             June 3,       Dec. 3,      May 28,
                                              1995          1994         1994
                                             ------        ------       ------
Current assets:
    Cash                                    $   205       $   132      $   148
    Accounts receivable (net)                10,429        18,036        9,322
    Inventories:
         Raw materials                        6,112         4,077        4,436
         Word-in-process                      4,128         2,942        3,324
         Finished goods                      20,093         5,677       17,274
                                            -------       -------      -------
            Total inventories                30,333        12,696       25,034
                                            -------       -------      -------
    Other current assets                      1,740         1,613        1,789
                                            -------       -------      -------
        Total current assets                 42,707        32,477       36,293
                                            -------       -------      -------
Property, plant & equipment, at cost         10,998        10,569       10,263
Less:  accumulated depreciation and
        amortization                          5,732         5,427        5,168
                                            -------       -------      -------
       net property, plant and
        equipment                             5,266         5,142        5,095
                                            -------       -------      -------
Non-operating property                           --            --          489
Other assets                                  3,278         2,843        2,284
                                            -------       -------      -------
                                            $51,251       $40,462      $44,161
                                            -------       -------      -------

                             See accompanying notes

                                                                            5
                                KLEINERT'S, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (000's Omitted)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                            June 3,       Dec. 3,      May 28,
                                             1995          1994         1994
                                            ------        ------       ------
Current liabilities
    Notes payable and current portion
      of long-term debt                     $17,955       $10,695      $14,825
    Accounts payable                          6,977         3,585        5,669
    Accrued expenses                            792         1,686        1,151
    Accrued dividends payable                    --            --           --
    Income taxes payable                        606            --           73
                                            -------       -------      -------
         Total current liabilities           26,330        15,966       21,718
                                            -------       -------      -------
Deferred income taxes                           123           123           49
Long-term debt                                4,124         4,624        5,739
                                            -------       -------      -------
         Total liabilities                   30,577        20,713       27,506
                                            -------       -------      -------
Shareholders' equity:
    Preferred stock-par value $1.00 per
    share, 2,000,000 shares authorized,
    none issued                                                             --
    Common stock par value $1.00 per
    share, 10,000,000 shares authorized,
    3,798,398 shares issued as of June 3,
    1995, 3,798,398 as of December 3, 1994,
    and 3,798,398 as of May 28, 1994          3,798         3,798        3,798
    Capital in excess of par value           10,626        10,626       10,626
    Retained earnings                         9,466         8,541        5,423
                                            -------       -------      -------
                                             23,890        22,965       19,847
                                            -------       -------      -------
Less:
    Treasury stock, at cost, 466,967,
    466,967 and 464,967 common shares,
    respectively                             (3,216)       (3,216)      (3,192)
                                            -------       -------      -------
    Total shareholders' equity               20,674        19,749       16,655
                                            -------       -------      -------
                                            $51,251       $40,462      $44,161
                                            =======       =======      =======

                             See accompanying notes

                                KLEINERT'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's Omitted)

                                                    Six Months Ended
                                                    ----------------
                                                   June 3,     May 28,
                                                    1995        1994
                                                   ------      ------

Cash flows from operating activities:
  Net income                                     $    922      $   964
Adjustments to reconcile net income to
net cash used by operating activities:
  Depreciation and amortization                       326          351
  Cumulative effect of change in accounting
    principle                                          --         (210)
  Provision for losses on accounts receivable           2         (100)
  Change in assets and liabilities:
    Decrease in accounts receivable                 7,620        8,484
    (Increase) in inventory                       (17,636)     (13,281)
    (Increase) decrease in other current assets      (127)        (674)
    Increase in accounts payable and
      accrued expenses                              2,601           41
    Increase in income taxes payable                  505          125
    (Increase) in other assets                          3         (100)
    Increase in deferred income taxes                  --           15
                                                 --------      -------
      Total adjustments                            (6,706)      (5,349)
                                                 --------      -------
      Net cash (used in) operating activities      (5,784)      (4,385)
                                                 --------      -------
Cash flows from (used in) investing activities:
    Capital expenditures                             (443)        (256)
    Note receivable related party (Note 2)           (500)          --
    Proceeds from note receivable                      40           --
                                                 --------      -------
      Net cash (used in) investing
        activities                               $   (903)     $  (256)
                                                 --------      -------

                             See accompanying notes

                                                                            7
                                KLEINERT'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's Omitted)
                                  (CONTINUED)

                                                    Six Months Ended
                                                    ----------------
                                                   June 3,     May 28,
                                                    1995        1994
                                                   ------      ------
Cash flows from financing activities:
  Net borrowings under revolving
    line-of-credit agreement                       $7,260      $ 5,521
  Principal payments of debt                         (500)        (250)
  Proceeds from long-term debt                         --          520
  Principal payments on capital leases                 --          (18)
  Proceeds from exercise of stock options              --           69
  Cash portion of dividend paid                        --       (1,300)
  Payments to acquire treasury stock                   --         (520)
                                                   ------      -------
    Net cash provided by financing activities       6,760        4,022
                                                   ------      -------
Net increase(decrease) in cash                         73         (619)
Cash at beginning period                              132          767
                                                   ------      -------
    Cash at end of period                          $  205      $   148
                                                   ======      =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                       $  612      $   301
    Income taxes                                   $   75      $   241
Tax benefit of exercise of stock options           $   --      $    52




                             See accompanying notes

                                KLEINERT'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Six Months Ended June 3, 1995 and May 28, 1994


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

(2)     Related Party Transaction

        On December 5, 1994 the Company loaned Scott Mills, Inc. ("Scott Mills") $500,000. Scott Mills, formerly an indirect wholly-owned subsidiary of the Company, is the successor in interest to the Company's textile division, the assets of which were transferred to Scott Mills pursuant to a Plan of Reorganization on November 27, 1993. The loan bears interest, payable annually, at 8 1/2% per annum and the principal is due in full on December 4, 1997. Scott Mills, which has operated independently of the Company since November 27, 1993, continues to be a principal supplier of fabric to the Company.

Item 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

        The Company's apparel business is highly seasonal. Consequently the sales and operating results for the three and six month periods ended June 3, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 2, 1995.

                           Three Months Ended     Six Months Ended
                           ------------------     ----------------
                                ($000's)              ($000's)
                           June 3,    May 28,     June 3,   May 28,
                            1995       1994        1995      1994
                           ------     ------      ------    ------
Net Sales                 $10,132     $9,093     $17,845   $15,822
                          =======     ======     =======   =======
Gross Profit              $ 2,491     $2,229     $ 4,529   $ 3,896
                          =======     ======     =======   =======
Selling,
 general and
 administrative
 expenses                 $ 1,227    $ 1,130     $ 2,396   $ 2,231
                          =======     ======     =======   =======

        Net sales increased by $2,023,000, or 13%, in the six months ended June 3, 1995 principally due to increased sales of knit sets and separates offset in part by reduced sales of blanket sleepers. The first six months generally represents a relatively small percentage of annual sales volume and cannot be used as an indication of the results to be expected for the entire year. Based upon bookings to date, the Company expects, but cannot assure, that sales volume for the remainder of fiscal year 1995 will be greater than for the comparable prior year period.

        Gross profit increased by $633,000 or 16%. This improvement was driven by substantially higher sales which permitted more efficient operations and greater absorption of fixed overhead costs. Gross profit as a percentage of net sales increased from 24.6% in the first six months of fiscal year 1994 to 25.4% in the first six months of fiscal year 1995. Due to the seasonality of the business, sales volume changes in the first six months of the year can disproportionately impact the margin percentage and are not reflective of expected margin percentages on an annual basis.

        Selling, general and administrative expenses increased by 7.4% or $165,000 during the first six months of fiscal year 1995 due to normal increases in salary and increased fringe benefit costs.

        Interest expense in the first six months of fiscal year 1995 was $685,000 compared to $523,000 in the first six months of fiscal year 1994, due to increased short-term borrowings required to support higher production levels and higher interest rates.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        Net cash used by operating activities increased from $4,385,000 in the first six months of fiscal year 1994 to $5,784,000 in the first six months of fiscal year 1995. This change resulted from increases in inventory levels during the six months ended June 3, 1995. The higher inventory levels reflect higher production levels in anticipation of increased sales expected for the entire year 1995.

        Cash flows used in investing activities increased by $647,000 from $256,000 to $903,000 reflecting a note receivable from Scott Mills, Inc. for $500,000 issued in the first quarter of 1995 (See Note 2) and increased capital expenditures.

        The total net cash used in operations and used in investing activities was $6,687,000 and $4,641,000 for the first six months of fiscal year 1995 and fiscal year 1994, respectively. Funds necessary to support this higher level of activity were provided primarily from increased borrowings under revolving credit lines.

        The Company used its short-term borrowings to build inventory levels for shipment in the fall season. The Registrant expects that available cash and existing short-term lines-of-credit will be sufficient to meet its normal operating requirements for the balance of the fiscal year.

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

                                           KLEINERT'S, INC.


Date: July 17, 1995            By: /s/ Gerald E. Monigle
- -------------------                ----------------------------
                                   Gerald E. Monigle
                                   Vice President-Finance
                                  (Principal Accounting Officer)