Form 10-Q
period 1995-09-02
KLEINERTS INC /PA/
filed 1995-10-17
CIK 56252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 2, 1995
                                -----------------
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                          Commission file number 1-6454

                                KLEINERT'S, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                   13-0921860
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

120 West Germantown Pike, Suite 100
Plymouth Meeting, Pennsylvania                         19462
-------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:
(610) 828-7261
--------------
-------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                Outstanding at October 9, 1995
     -------------------------      ------------------------------
           Common Stock                         3,331,431
     Par Value $1.00 per share

                                KLEINERT'S, INC.

                                      INDEX


Part I.   Financial information                                 Page

          Item 1.  Financial statements

                   Consolidated statements of operations          3
                   for the three months and nine months
                   ended September 2, 1995 and September 3, 1994

                   Consolidated balance sheets at                 4
                   September 2, 1995, December 3, 1994
                   and September 3, 1994

                   Consolidated statements of cash flows          6
                   for the nine months ended September 2,
                   1995 and September 3, 1994

                   Notes to consolidated financial statements     8

          Item 2.  Management's discussion and analysis of        9
                   the financial condition and results of
                   operations

Part II.  Other information

          Item 6.  Exhibits and Reports on Form 8-K              11

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's Omitted, except per share amounts)


                                        Three Months Ended    Nine Months Ended
                                        Sept. 2,   Sept. 3,   Sept. 2,  Sept. 3,
                                         1995       1994       1995       1994
                                        -------    -------    -------    -------

Net sales                               $26,451    $25,157    $44,296    $40,979
Cost of goods sold                       22,131     20,942     35,447     32,868
                                        -------    -------    -------    -------

  Gross profit                            4,320      4,215      8,849      8,111
                                        -------    -------    -------    -------

Selling, general and
  administrative expenses                 1,272      1,425      3,668      3,656
Interest expense                            569        461      1,254        984
                                        -------    -------    -------    -------
                                          1,841      1,886      4,922      4,640
                                        -------    -------    -------    -------

  Income before income
    taxes and cumulative
    effect of change in
    accounting principle                  2,479      2,329      3,927      3,471

Provision for income taxes                  890        843      1,416      1,231
                                        -------    -------    -------    -------

  Income before cumulative
    effect of change in
    accounting principle                  1,589      1,486      2,511      2,240

  Cumulative effect on prior
    years of change in
    accounting for income
    taxes                                  --         --         --          210
                                        -------    -------    -------    -------

  Net income                            $ 1,589    $ 1,486    $ 2,511    $ 2,450
                                        =======    =======    =======    =======

Earnings per share:

  Income before change in
   accounting principle                 $   .42    $   .40    $   .67    $   .61

  Cumulative effect on prior
   years of change in
   accounting for income taxes             --         --         --          .06
                                        -------    -------    -------    -------

Net income                                  .42        .40        .67        .67
                                        =======    =======    =======    =======

Weighted average shares
  outstanding                             3,745      3,684      3,755      3,684
                                        =======    =======    =======    =======

                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)

                                     ASSETS
                                     ------



                                                 Sept. 2,    Dec. 3,    Sept. 3,
                                                   1995        1994       1994
                                                 -------     -------     -------
Current assets:
    Cash                                         $    84     $   132     $    74
    Accounts receivable (net)                     21,580      18,036      21,213
    Inventories:
      Raw materials                                5,371       4,077       5,109
      Work-in-process                              3,694       2,942       3,401
      Finished goods                              15,249       5,677      11,811
                                                 -------     -------     -------
        Total inventories                         24,314      12,696      20,321
                                                 -------     -------     -------
    Other current assets                           1,941       1,613       1,451
                                                 -------     -------     -------

      Total current assets                        47,919      32,477      43,059
                                                 -------     -------     -------

Property, plant & equipment, at cost              11,328      10,569      10,456
Less:  accumulated depreciation and
           amortization                            5,879       5,427       5,267
                                                 -------     -------     -------
       net property, plant and
           equipment                               5,449       5,142       5,189
                                                 -------     -------     -------

Other assets                                       3,556       2,843       2,993
                                                 -------     -------     -------

                                                 $56,924     $40,462     $51,241
                                                 =======     =======     =======

                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                               Sept. 2,    Dec. 3,     Sept. 3,
                                                 1995        1994        1994
                                               --------    --------    --------
Current liabilities:
   Notes payable and current portion
      of long-term debt                        $ 22,835    $ 10,695    $ 20,901
   Accounts payable                               5,508       3,585       5,971
   Accrued expenses                               2,324       1,686       1,090
                                               --------    --------    --------
     Total current liabilities                   30,667      15,966      27,962
                                               --------    --------    --------


Deferred income taxes                               123         123          49
Long-term debt                                    3,874       4,624       5,113
                                               --------    --------    --------
        Total liabilities                        34,664      20,713      33,124
                                               --------    --------    --------

Shareholders' equity:
   Preferred stock-par value $1.00 per
   share, 2,000,000 shares authorized,
   none issued                                     --          --          --

   Common stock par value $1.00 per
   share, 10,000,000 shares authorized,
   3,798,398, 3,798,398 and 3,798,398
   shares issued as of September 2, 1995,
   December 3, 1994, and September 3, 1994,
   respectively                                   3,798       3,798       3,798

   Capital in excess of par value                10,626      10,626      10,626
   Retained earnings                             11,052       8,541       6,909
                                               --------    --------    --------
                                                 25,476      22,965      21,333
                                               --------    --------    --------
Less:
   Treasury stock, at cost, 466,967
   common shares                                 (3,216)     (3,216)     (3,216)
                                               --------    --------    --------

        Total shareholders' equity               22,260      19,749      18,117
                                               --------    --------    --------

                                               $ 56,924    $ 40,462    $ 51,241
                                               ========    ========    ========

                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)



                                                           Nine Months Ended
                                                         Sept. 2,      Sept. 3,
                                                           1995          1994
                                                         --------      --------
Cash flows from operating activities:
  Net income                                             $  2,511      $  2,450

Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization                               500           511
  Cumulative effect of change in accounting
     principle                                               --            (210)
  Loss on sale of fixed assets                               --              29
  Provision for losses on accounts receivable                  60            60

  Change in assets and liabilities:
    (Increase) in accounts receivable                      (3,586)       (3,567)
    (Increase) in inventory                               (11,617)       (8,568)
    (Increase) in other current assets                       (328)         (213)
  (Increase) in other assets                                 (312)          (23)
  Increase in accounts payable, and
        accrued expenses                                    2,559           261

  Increase in deferred income taxes                          --              15
                                                         --------      --------
    Total adjustments                                     (12,724)      (11,705)
                                                         --------      --------

    Net cash (used in) operating activities               (10,213)       (9,255)
                                                         --------      --------

Cash flows from (used in) investing activities:
  Capital expenditures                                       (795)         (507)
  Note receivable related party (Note 2)                     (500)         --
  Proceeds from sale of non-operating property               --             135
  Additions to other assets                                  --            (534)
  Proceeds from note receivable                                70            22
                                                         --------      --------

      Net cash (used in) investing activities            $ (1,225)     $   (884)
                                                         ========      ========

                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)



                                                            Nine Months Ended
                                                         Sept. 2,      Sept. 3,
                                                           1995          1994
                                                         --------      --------
Cash flows from financing activities:
  Net borrowings and repayments under revolving
    line-of-credit agreement                             $ 12,140      $ 11,595
  Principal payments on debt                                 (750)         (900)
  Proceeds from long-term debt                               --             544
  Principal payments on capital leases                       --             (18)
  Proceeds from exercise of stock options                    --              69
  Cash portion of dividend paid                              --          (1,300)
  Payments to acquire treasury stock                         --            (544)
                                                         --------      --------

    Net cash provided by financing activities              11,390         9,446
                                                         --------      --------

Net (decrease) in cash                                        (48)         (693)

Cash at beginning of period                                   132           767
                                                         --------      --------

Cash at end of period                                    $     84      $     74
                                                         ========      ========

                             See accompanying notes

                                KLEINERT'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Nine Months Ended September 2, 1995 and September 3, 1994


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

(2)      Related Party Transaction:

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

         The Company provides certain third party services on behalf of Scott Mills including data processing and account payable check processing functions. Funds disbursed on behalf of Scott Mills are subsequently reimbursed to the Company. As a consequence, the balance due to Kleinert's, Inc. fluctuates based on the timing of the disbursements on behalf of Scott Mills and reimbursement. The balance reflected in accounts receivable, net, due to the Company at September 2, 1995 was $963,000 and consisted primarily of the unreimbursed balance of disbursements made on behalf of Scott Mills.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The Company's apparel business is highly seasonal. Consequently the sales and operating results for the three and nine month periods ended September 2, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 2, 1995.

                   Three Months Ended     Nine Months Ended
                   ------------------     -----------------
                       ($000's)              ($000's)
                  Sept. 2,   Sept. 3,    Sept. 2,  Sept. 3,
                    1995       1994        1995      1994
                  -------    -------     -------   -------

Net Sales         $26,451    $25,157     $44,296   $40,979
                  =======    =======     =======   =======

Gross Profit      $ 4,320    $ 4,215     $ 8,849   $ 8,111
                  =======    =======     =======   =======

Selling,
 general and
 administrative
 expenses         $ 1,272    $ 1,425     $ 3,668   $ 3,656
                  =======    =======     =======   =======

         Net sales increased by $3,317,000, or 8%, in the nine months ended September 2, 1995 principally due to increased sales of knit sets and separates offset in part by reduced sales of blanket sleepers.

         Gross profit increased by $738,000 or 9%. This improvement was primarily driven by the higher sales. Gross profit as a percentage of net sales increased from 19.8% in the first nine months of fiscal year 1994 to 20% in the first nine months of fiscal year 1995.

         Interest expense in the first nine months of fiscal year 1995 was $1,254,000 compared to $984,000 in the first nine months of fiscal year 1994, due to increased short-term borrowings required to support higher production levels and to higher interest rates.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used by operating activities increased from $9,255,000 in the first nine months of fiscal year 1994 to $10,213,000 in the first nine months of fiscal year 1995. This change resulted from increases in inventory levels during the nine months ended September 2, 1995. The higher inventory levels reflect higher production levels in anticipation of increased sales expected for the balance of fiscal year 1995.

         Cash flows used in investing activities increased by $341,000 from $884,000 to $1,225,000 reflecting a note receivable from Scott Mills, Inc. for $500,000 issued in the first quarter of 1995 (See Note 2) and increased capital expenditures.

         The total net cash used in operations and used in investing activities was $11,438,000 and $10,139,000 for the first nine months of fiscal year 1995 and fiscal year 1994, respectively. Funds necessary to support this higher level of activity were provided primarily from increased borrowings under revolving credit lines.

         The Company uses its short-term borrowings to build inventory levels for shipment in the fall season. Due to "Quick Response" delivery programs, customer shipment patterns have shifted somewhat closer to the retailer's selling season. This trend has impacted the Company's short-term borrowing requirements in the third quarter of 1995 when compared to 1994. The Registrant expects that available cash and existing short-term lines-of-credit will be sufficient to meet its normal operating requirements for the balance of the fiscal year.

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

                                             KLEINERT'S, INC.


Date: October 16, 1995                By:
----------------------                   --------------------------
                                         Gerald E. Monigle
                                         Vice President-Finance
                                         (Principal Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KLEINERT'S, INC.


Date: October 16, 1995                By:/s/ Gerald E. Monigle
----------------------                   --------------------------
                                         Gerald E. Monigle
                                         Vice President-Finance
                                         (Principal Accounting Officer)