Form 10-K
period 1995-12-02
KLEINERTS INC /PA/
filed 1996-03-01
CIK 56252

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

(Mark One)

X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 2, 1995
                          ----------------
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 1-6454

                                KLEINERT'S, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                              13-0921860
------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

120 West Germantown Pike, Suite 100
Plymouth Meeting, Pennsylvania                    19462
------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (610) 828-7261 Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

     Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

                                ----------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ------------------
                                   FORM 10-K

                                   Continued

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate value of the voting stock held by the non-affiliates of the registrant was $27,741,247 at February 2, 1996.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
               Class                           Outstanding at February 2, 1996
-------------------------------                -------------------------------
          Common Stock                                   3,331,431
     Par Value $1.00 per share



DOCUMENTS INCORPORATED BY REFERENCE: Part III-Definitive proxy statement for the
 Annual Meeting of Shareholders presently scheduled to be held April    18, 1996
 to be filed pursuant to Regulation 14A.

                                     PART I

Item 1.  Business

         Kleinert's, Inc. (together with its subsidiaries, "Kleinert's" or the "Registrant") is engaged in the design, manufacture and sale of infants' and children's sleepwear and playwear and children's T-shirts. The Registrant also manufactures, distributes and sells certain items of personal apparel. In February 1993, the Registrant declared its textile division, Scott Mills, a discontinued operation, and in July 1993, the Registrant decided to spin-off the Scott Mills division to its shareholders. In November 1993, the Company contributed substantially all of its textile division's assets, subject to substantially all of its liabilities, to Scott Mills, Inc., a newly formed corporation for all of the outstanding shares of the corporation and the Board of Directors of the Registrant declared a distribution of one share of Scott Mills, Inc. common stock for every one share of the Registrant's common stock payable to the shareholders of record of the Registrant's common stock at the close of business on the record date, November 27, 1993. This tax free distribution occurred on March 15, 1994 and resulted in 100% of the outstanding shares of Scott Mills, Inc. common stock being distributed to the Registrant's shareholders.

          The Registrant was founded in 1869 under the name of I.B. Kleinert Rubber Company and was reincorporated in Pennsylvania under its current name in 1970. The Registrant's principal executive offices are located at 120 West Germantown Pike, Suite 100, Plymouth Meeting, Pennsylvania 19462 and its telephone number is (610) 828-7261.

                  On December 19, 1995, Kleinert's, Inc., through its newly formed wholly-owned subsidiary, Kleinert's, Inc. of Florida,("together, the Company"), consummated a transaction (the "Transaction") pursuant to which the Company acquired substantially all of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") two Florida corporations, and all of the capital stock of Certified Apparel Services of Honduras, Inc., C.A., a Honduran corporation ("CASH"). Pixie, Certified and CASH, all of which are affiliated entities, are engaged in the manufacture and sale of children's apparel.

         In consideration for the assets of Pixie and Certified and the shares of CASH, the Company paid an aggregate purchase price of $4,650,000 in cash, of which $500,000 has been retained by the Company pending confirmation of inventory quantities and completion of an audit of CASH. The purchase price was financed by the Company through an amendment to its existing bank financing agreement to provide for an additional term debt facility.

         To more reasonably reflect the seasonality of operations, the Registrant's fiscal year ends the Saturday nearest November 30. Fiscal year 1995 was a fifty two week year and fiscal year 1994 was fifty three week year.

         As used herein, unless the context otherwise indicates, the term "Registrant" refers to Kleinert's, Inc. and its subsidiaries, Kleinert's, Inc. of Alabama, Kleinert's, Inc. of Delaware and Kleinert's, Inc. of New York, Kleinert's, Inc. of Florida and Certified Apparel Services of Honduras Inc., C.A.

         The following table sets forth financial information for each of the Registrant's last three fiscal years relating to: (1) net sales; (2) operating profit; and (3) identifiable assets. For comparative purposes, the following table excludes information relating to the textile division which was declared a discontinued operation effective February 1993.

Fiscal Year Ended

                            Dec. 2,        Dec. 3,       Nov. 27,
                           -------        -------       --------
                             1995           1994           1993
                           -------        -------       --------
                                    ($000's omitted)

Net sales                  $75,121         $69,262        $61,428

Operating profit           $ 8,334         $ 7,326        $ 6,407

Identifiable assets*       $48,222         $40,462        $39,206

-------------
*Includes goodwill of $310, $325 and $340, respectively

         1.  Apparel

         Children's Apparel

         The sleepwear manufactured by the Registrant consists of blanket sleepers made of 100% polyester fleece in sizes ranging from newborn to girls' and boys' size 14 and knit sets made of interlock, jersey, doubleknit or terrycloth fabric for infants in sizes ranging from newborn to size 24 months. All of the Registrant's sleepwear is made of 100% polyester and complies with the requirements of the Consumer Products Safety Commission relating to flammability standards (See "Manufacturing"). Sales of sleepwear represented 50% of children's apparel net sales in fiscal year 1995.

         The Registrant's playwear consists primarily of activewear sets and separates in sizes ranging from newborn through girls' and boys' size 14. Activewear sets are two-piece jog sets consisting of pants and a top made of polyester cotton blend, 100% acrylic fleece or interlock fabric. Separates are the same as the jog sets, except separates consist of either the top or the pant. The Registrant also manufactures and sells T-shirts, primarily for children, made of 100% cotton or polyester cotton blend, and polo shirts, made of cotton blend in sizes ranging from infant through toddler. Sales of playwear including T-shirts/polo shirts represented 50% of children's apparel net sales in fiscal year 1995.

         The Registrant has screen print and embroidery equipment which is used in the apparel manufacturing process. The Registrant's in-house staff of artists creates designs which are meticulously engineered onto cut parts and then sewn in the manufacturing process. Typically the screen print equipment is used in the manufacture of jog sets and the embroidery equipment is used in the manufacture of the Registrant's sleepwear products.

         The Registrant's apparel products are sold at retail prices generally ranging from $7.00 to $18.00 for sleepwear, from $6.00 to $14.00 for playwear and from $5.00 to $9.00 for T-shirts/polo shirts (See "Marketing").

         Personal Apparel

         The Registrant manufactures and sells dress and garment shields and distributes personal apparel and sanitary items. Dress and garment shields protect clothing from underarm perspiration stains. The retail price of the personal apparel items sold by the Registrant generally ranges from $4.25 to $15.90. The Registrant distributes adult incontinence products under the names "Safe `N Dry" and "Feel and Sure". These products are distributed in conjunction with Hygienics Industries, Inc., in accordance with an exclusive licensing arrangement. Sales of personal apparel items represented less than 5% of the Registrant's consolidated net sales during each of the last three fiscal years.

     2.  Manufacturing

         Production

         The Registrant's infants' and children's playwear and sleepwear is cut, sewn, inspected, packaged and warehoused at the Registrant's 340,000 square foot Elba, Alabama facility. The Elba facility performs the same functions with respect to T-shirts and polo shirts, except for the sewing and inspection of T-shirts, which are currently performed at the Registrant's 22,000 square foot Greenville, Alabama facility. The 85,000 square foot facilities of the Kleinert's, Inc. of Florida facility in the Tampa Bay area of Florida perform essentially the same functions as the Elba facility with respect to woven children's wear products and some knit products. The knit products are cut first at the Elba facility. The Registrants Honduras facility is primarily engaged in sewing, inspection and packaging of woven and knit products.

         The apparel manufacturing process begins with purchased fabric, which is then cut into specific garment parts such as sleeves, fronts, backs and collars, and then bundled. The cut parts are sewn in an assembly line format with various adornments, such as screen printing or embroidery added before the cut parts are sewn. Fabric is inspected prior to cutting and each garment is inspected at least twice, once during sewing and once after it is sewn, but before it is warehoused. Quality control tests are also performed after cut parts are printed or embroidered. Samples of each lot of sleepwear are tested to ensure compliance with government flammability standards and samples from all lots of sleepwear, playwear and T-shirts are wash tested for shrinkage and colorfastness.

         In an effort to control more closely its apparel manufacturing process, the Registrant during the past five years has installed new equipment and upgraded existing equipment at a cost of approximately $2,480,000. The Registrant has installed a completely integrated screen print system, a "real time" work-in-process system to better monitor and control the manufacturing process and additional embroidery machines. During fiscal year 1994, the Registrant installed in its Elba, Alabama facility the initial portion of a real-time computer based data collection and information warehouse processing system which has enabled improved monitoring of the movement of finished goods as they are warehoused and processed for shipment. This system provides up-to-the minute information both to management and its retail customers and permits the Registrant to ship more goods in the ever shrinking shipping window as a result of implementation of "Quick Response" via Electronic Data Interchange ("E.D.I."). The installation of the system was completed during fiscal year 1995, enabling the Registrant to fully utilize the system's benefits during the fiscal year 1995 fall shipping season.

         The Registrant's Elba facility currently operates one eight-hour shift a day for sewing and two shifts a day (when needed) for cutting, screen print and embroidery, five days a week. The Greenville and Florida facilities currently operate one eight-hour shift a day, five days a week. The Honduras facility operates on five and one-half day weeks.

         During fiscal years 1995 and 1994, the Registrant spent $5,808,000 and $4,086,000, respectively, for contract sewing of T-shirts, jog sets, basic separates, polo shirts and prams. The Registrant will continue to use outside contractors to manufacture various products in order to meet peak season deliveries which are in excess of the existing in-house manufacturing capacity of the Registrant.

         Raw Materials

         During fiscal year 1995, approximately 42% of the fabric purchased for the Registrant's children's apparel division was purchased from two vendors, including 14% from Scott Mills, Inc. ("Scott Mills") and approximately 28% from one other vendor. Vendors are selected on the basis of quality, price and service; however, the Registrant's fabric needs could be met by other vendors at prices that in most cases are competitive. The remaining materials used in the manufacture of children's apparel were purchased from a variety of sources. Scott Mills is a textile company which is the successor to the Registrant's former textile division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Discontinued Operations".

         Raw materials for the Registrant's personal apparel products are purchased from a limited number of sources. The Registrant believes that alternative sources are readily available at competitive prices.

         3.  Marketing

         The Registrant's apparel products are sold primarily by an in-house sales staff of seven people which are organized on the basis of specific customers. In addition, there are three independent commissioned sales representatives. Sales efforts are principally conducted from the Registrant's New York City showroom.

         The Registrant sells most of its apparel to national chain stores, mass merchandisers, department stores and specialty stores, such as Target Stores, J.C. Penney, Wal-Mart, K-Mart, Federated, Nordstrom and Mercantile Stores. During fiscal year 1995 sales of apparel were made to less than 800 customers. No single customer accounted for more than 10% of the Registrant's consolidated net sales for fiscal year 1995 other than Target Stores and J.C. Penney, which accounted for approximately 19% and 14%, respectively, of consolidated net sales during the period.

         In recent years the Registrant has received awards from its customers in recognition of the Registrant's outstanding quality and service. The awards are indicative of strategic partnerships which the Registrant has been successful in developing over many years of providing quality service and merchandise, particularly as the number of retailers continues to decrease. The result of the Registrant's emphasis on quality is demonstrated by the Registrant's returns and allowances being less than 3% of gross sales in each of the last three fiscal years.

         The apparel division has quick response programs in place with major customers and communicates with many of its vendors and customers via E.D.I. This E.D.I. system allows customers and vendors to communicate purchase orders, invoices, advance shipping notices and available inventory lists electronically. The real-time, work-in-process and warehouse systems aid the Registrant in servicing the customer by enabling the Registrant to monitor on a "real time" basis goods on the sewing floor and in the warehouse, thereby permitting the Registrant to circumvent production bottlenecks that could cause late deliveries.

         The Registrant markets its personal apparel products exclusively under the Kleinert's label through chain, variety and drug stores, wholesale distributors, fabric centers and direct mail order.

         Backlog

         The backlog of orders for apparel goods was approximately $4,486,000 at February 2, 1996 compared with $8,270,000 at January 27, 1995. The amount of unfilled orders at a particular time is affected by a number of factors including the scheduling of manufacturing and product shipping, which in many instances is dependent on the desires of the customer. The decrease in open orders at February 2, 1996 is due in large part to higher shipping production levels of knitsets and T-shirts when compared to January 27, 1995. The Registrant anticipates that all orders will be filled during the current fiscal year.

         4.  Competition

         The infants' and children's apparel markets are highly competitive and include many manufacturers from around the world in all product lines, including some which are larger and have substantially greater market share and resources than the Registrant. The Registrant believes that it competes with other manufacturers in each of its markets on the basis of price, quality, service and availability of products.

         Foreign competition has been a significant factor in the apparel industry. The Registrant believes that it can best compete with foreign competition by providing superior customer service, responding quickly to changes in customer demand and providing more timely deliveries. The benefits of manufacturing domestically may permit retailers to reduce their inventory levels and lower the risk that product availability will not match consumer demand.

         The Registrant experiences limited competition in the personal apparel market.

         5.  Employees

         As of January 1, 1996, the Registrant had 1,454 full time employees including approximately 1,270 in manufacturing (of which 751 are in Elba, 96 in Greenville, 193 in the Florida plants and 230 in Honduras, 24 in merchandising, design and sales, 101 in clerical/administration and 59 in general management. Historically, the number of employees increases during the summer and fall due to seasonal factors. None of the Registrant's United States employees are party to a collective bargaining agreement and the Registrant believes its employee relations are satisfactory. The employees in Honduras are under a collective bargaining agreement as required by Honduras laws.

         6.  Governmental and Environmental Regulation

         The Company and its operations are subject to federal, state and local laws, as well as Honduran law in the case of Certified Apparel Services of Honduras, Inc., including the Consumer Product Safety Act, the Flammable Fabrics Act, and the rules and regulations promulgated thereunder. The Company believes it is in substantial compliance with all applicable governmental requirements under these laws and regulations.

         The Company and its operations are subject to federal, state and local laws and regulations concerning the protection of the environment. The Company is not currently the subject of any proceedings under these laws and regulations, and believes it is in substantial compliance with all applicable governmental requirements under these laws and regulations.

         The Company does not anticipate that environmental or Occupational Safety Health Act (O.S.H.A.) law and regulations, or compliance with other federal, state and local laws and regulations, will require substantial expenditures or materially affect its results of operations or financial condition during the foreseeable future unless conditions unknown to the Company are discovered or new or stricter requirements are imposed.

Item 2.  Properties

         The Registrant conducts its manufacturing operations from two plants in Alabama, one in Elba and one in Greenville and two plants in Florida and one plant in Honduras, C.A. The Registrant's principal executive offices are located in Plymouth Meeting, Pennsylvania, a suburb of Philadelphia. The Registrant's sales, marketing, merchandising and design functions are conducted from its offices located in New York, New York. The Registrant believes that its plants and equipment are well maintained and are sufficient, when combined with production from outside contractors, to meet expected output levels in fiscal year 1996.

         In addition, the Registrant leases an office in Wilmington, Delaware for its subsidiary, Kleinert's, Inc. of Delaware.

         The following table sets forth a summary of the principal facilities owned or leased by the Registrant as of Januray 1, 1996:

Location              Primary Use             Sq. Ft.         Basis of
--------              -----------             -------         Occupancy
                                                              ---------
Elba,           Manufacture of children's     340,000         Owned
Alabama         apparel

Elba,           Finished goods warehouse       11,000         Lease expiring
Alabama                                                       November 30, 1997

Greenville,     Sewing of T-shirts and         22,000         Lease expiring
Alabama         polo shirts                                   February 14, 1997
                                                              (1)

New York,       Marketing, merchandising       12,878         Lease expiring
New York        and design of infant's                        March, 2001
                and children's wear

Plymouth        Executive offices               3,900         Lease expiring
Meeting,                                                      October, 1996
Pennsylvania

Largo,          Manufacture of Childrens'      78,000         Lease expiring
Florida         apparel                                       December,1998(2)

Safety Harbor   Manufacture of Childrens'       7,000         Lease expiring
Florida         apparel                                       July, 1996 (2)

San Pedro       Manufacture of Childrens'      34,000         Lease expiring
 Sula           apparel                                       August, 1996 (2)
Cores,
Honduras, CA

San Pedro       Office and Manufacturing        14,000        Lease expiring
 Sula           of childrens' apparel                               May 1997
Cores,
Honduras, CA

---------------
(1) The Registrant has an option to renew the lease for an additional one year, and has an option to purchase this facility, including approximately 5.6 acres of land, for for $140,000. Certain portions of the rental payments may be applied against the purchase price.

(2)      The Registrant has options to renew these leases.


Item 3.  Legal Proceedings

         The Registrant currently is not a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1995.

                                     PART II

Item 5.  Market For The Registrant's Common Stock
          And Related Stockholder Matters

         The Registrant's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "KLRT". The following table sets forth for the periods indicated the high and low closing sale prices as reported by NASDAQ.

                                    Stock Price Range
                                    -----------------
                                      High      Low
                                    -------   -------
Fiscal Year 1995
----------------
Dec.  4, 1994  - Mar.  4, 1995      $22 1/4   $15 3/4
Mar.  5, 1995  - June  3, 1995       21 1/2    18
June  4, 1995  - Sept. 2, 1995       18 3/4    16
Sept. 3, 1995  - Dec.  2, 1995       18        15 1/4

Fiscal Year 1994
----------------
Nov. 28, 1993 -  Feb. 26, 1994      $12 1/4   $11
Feb. 27, 1994 -  May  28, 1994       12 1/2    11 1/4
May  29, 1994 -  Sept. 3, 1994       17 1/2    11 1/2
Sept. 4, 1994 -  Dec.  3, 1994       18 3/4    15 1/4

         The Registrant's common stock is thinly traded. The average weekly trading volume in fiscal years 1995 and 1994 was approximately 9,100 and 7,200 shares, respectively.

         On February 2, 1996, the closing sale price of the common stock was $15.75. On that date there were in excess of 250 holders of record of the common stock of the Registrant.

         No cash dividends were paid with respect to the Registrant's common stock during the past five fiscal years. The Registrant's working capital loan agreements provide that no cash dividends may be paid on the common stock unless the Registrant's consolidated net worth exceeds $15,000,000 after the payment of cash dividends. The Registrant's working capital loan agreements also require the Registrant to maintain certain financial covenants, including requirements on pretax income, working capital, tangible net worth, debt and capital expenditures. The Registrant was in compliance with all such financial covenants as of December 2, 1995. The Registrant does not expect to pay cash dividends in the foreseeable future, but rather expects to use its cash to expand its operations and become less of a seasonal borrower for working capital.

Item 6.  Selected Financial Data
         See Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                             --------------Fiscal Year Ended--------------

                       Dec. 2,    Dec. 3,    Nov. 27,    Nov. 28,     Nov. 30,
                        1995     1994(1)       1993       1992          1991
                       ------    -------     -------     -------      -------
                       (Dollar amounts in thousands, except per share data)

Operating Results:

Net sales              $75,121    $69,262    $61,428     $58,542       $50,391
                       -------    -------    -------     -------       -------

Income from
continuing
operations before
cumulative effect
of change in
accounting for
income taxes           $ 4,331    $ 3,872    $ 3,325     $ 3,124       $ 1,992
                       -------    -------    -------     -------       -------

Loss from
discontinued opera-
tions, net of tax
effect                 $     -    $     -    $(1,263)    $(2,599)      $  (456)
                       -------    -------    --------    --------      --------

Cumulative effect
of change in
accounting for
income taxes           $     -    $   210    $     -     $     -       $     -
                       -------    -------    --------    --------      --------
Per Share:

Income from
continuing
operations before
cumulative effect
of change in
accounting for
income taxes           $  1.15    $  1.04    $   .93     $   .90       $   .61
                       -------    -------    --------    --------      --------
Loss from
discontinued opera-
tions                  $     -    $     -    $  (.35)    $  (.75)      $  (.14)
                       -------    -------    --------    --------      --------
Cumulative effect
of change in
accounting for
income taxes           $     -    $   .06    $     -     $     -       $     -
                       -------    -------    --------    --------      --------
Total assets           $48,222    $40,462    $41,907     $42,472       $45,753
                       -------    -------    --------    --------      --------
Long-term debt         $ 3,429    $ 4,624    $ 5,469     $ 6,643       $ 9,616
                       -------    -------    --------    --------      --------

 (1) Includes 53 weeks of operations.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Results of Operations

         The following table presents, for the periods indicated, the Registrant's net sales by product line and segment. Amounts presented below relate only to continuing operations.

                                          Fiscal Year Ended
   .                                ---------------------------------
                                    Dec. 2,      Dec. 3,      Nov. 27,
                                     1995         1994         1993
                                    -------     --------      --------
                                             ($000's omitted)

Sleepwear                           $37,015      $34,601      $28,610
Playwear                             31,432       29,892       29,004
T-shirts                              5,640        3,604        2,634
                                    -------      -------      -------
Total Children's Apparel             74,087       68,097       60,248
Personal Apparel                      1,034        1,165        1,180
                                    -------      -------      -------
    Total                           $75,121      $69,262      $61,428
                                    -------      -------       ------

         Net sales increased $5,859,000 or 8.4% in fiscal year 1995 compared to fiscal year 1994. This increase was primarily due to a 7% increase ($2,414,000) in sleepwear, a 5% increase ($1,540,000) in playwear and a 56% increase ($2,036,000) in T-shirt sales. The increases represent an increase market share since retail selling prices remained relatively constant throughout both years.

         Net sales increased $7,834,000 or 13% in fiscal year 1994 compared to fiscal year 1993. This increase was primarily due to a 21% increase ($5,991,000) in sleepwear and a 37% increase ($970,000) in T-shirt sales. The increase in net sales represented an increase in market share since retail selling prices remained relatively constant throughout both years.

     Gross Profit

         The following table presents, for the periods indicated, the Registrant's gross profit dollars and gross profit as a percentage of net sales (profit margin) for each of its segments. Amounts presented below relate only to continuing operations:

                                  Fiscal Year Ended
                   ------------------------------------------------
                   Dec. 2, 1995       Dec. 3, 1994    Nov. 27, 1993
                   ------------       ------------    -------------
                        % of Net           % of Net         % of Net
                         Sales              Sales            Sales
                        --------           --------         ---------
                                   ($000's omitted))

Children's
 Apparel         $13,114  17.7%     $12,039  17.7%    $10,639   17.7%

Personal
 Apparel          371     35.9%        437   37.5%        393   33.3%
                 -------  -----     -------  -----    -------   -----
Total            $13,485  18.0%     $12,476  18.0%    $11,032   18.0%
                 =======  =====     =======  =====    =======   =====

         Gross profit increased $1,009,000 in fiscal year 1995 compared to fiscal year 1994 and the profit margin remained stable at 18.0% when compared to fiscal year 1994.

         Gross profit increased $1,444,000 in fiscal year 1994 compared to fiscal year 1993 while the profit margin remained stable at 18.0% when compared to fiscal year 1993 which was reimbursed by Scott Mills at a rate less then the amount expended during fiscal year 1994.

         General corporate expenses which are included in cost of goods sold increased $743,000 to $1,704,000 in fiscal year 1995 compared to $961,000 in fiscal year 1994. The increase was primarily the result of increased salaries, legal expenses and reduced reimbursement from Scott Mills to the Company for certain corporate support services in fiscal year 1995 when compared to fiscal year 1994.

         General corporate expenses, which are included in cost of goods sold, decreased $563,000 in fiscal year 1994 compared to fiscal year 1993 principally due to the reimbursement by Scott Mills, Inc. for management time and other expenses spent by the Registrant on its behalf.

         Depreciation and amortization expense was $676,000, $674,000 and $695,000 in the three fiscal years ended December 2, 1995, December 3, 1994, and November 27, 1993, respectively.

     Selling, General and Administrative Expenses

         The following table presents, for the periods indicated, the Registrant's selling, general and administrative expenses, including design, merchandising and related expenses, in dollars and as a percentage of net sales for each of its segments. Amounts presented below relate only to continuing operations:

                                     Fiscal Year Ended
                      ---------------------------------------------------
                      Dec. 2, 1995       Dec. 3, 1994       Nov. 27, 1993
                      ------------       ------------       -------------
                          % of Net           % of Net            % of Net
                           Sales              Sales               Sales
                          --------           --------            --------
                                 ($000's omitted))

Children's
 Apparel          $4,971    6.7%     $4,967     7.3%      $4,322    7.2%

Personal
 Apparel             180   17.4%        183    15.7%         303   25.7%
                  ------   -----     ------    -----      ------   -----
Total             $5,151    6.9%     $5,150     7.4%      $4,625    7.5%
                  ======   =====     ======    =====      ======   =====

         The percentage of selling, general and administrative expenses to net sales ("expense ratio") decreased to 6.9% in fiscal year 1995 from 7.4% in fiscal year 1994. The decrease represents increased sales volume compared to relatively constant expenses when comparing 1995 to 1994.

         The percentage of selling, general and administrative expenses to net sales ("expense ratio") decreased slightly in fiscal year 1994 when compared to fiscal year 1993 due principally to increased expenses in the children's apparel division which were offset by lower expenses in the personal apparel division. The increased expenses in the children's apparel division were principally due to more designers and higher marketing salaries. The decrease in expenses in the personal apparel segment was due to lower product development costs and administrative expenses.

     Interest Expense

         Interest expense in fiscal year 1995 was $1,651,000, a $248,000 increase when compared to fiscal year 1994. The increase was principally due to higher average short-term borrowing levels and higher short-term interest rates. Interest expense in fiscal year 1994 was $1,403,000, a $115,000 increase when compared to fiscal year 1993. The increase was due primarily to higher short-term interest rates partially offset by lower average short-term borrowing levels.

      Discontinued Operations

   In February 1993, the Registrant declared the textile division, Scott Mills, a discontinued operation. In July 1993, the Registrant decided to spin-off the Scott Mills division to its shareholders. In November 1993, the Registrant contributed substantially all of its textile division's assets, subject to substantially all of its liabilities, to Scott Mills, Inc., a newly formed corporation, for all of the outstanding shares of the corporation and the Board of Directors declared a distribution of one share of Scott Mills, Inc. common stock for every one share of the Registrant's common stock payable to the shareholders of record of the Registrant's common stock at the close of business on November 27, 1993. The distribution occurred on March 15, 1994 and resulted in 100% of the outstanding shares of Scott Mills, Inc. common stock being distributed to the Registrant's shareholders.

         The textile division was classified in the Registrant's consolidated statement of operations as a discontinued operation for fiscal year 1993. Textile sales and losses which were excluded from continuing operations during the period are set forth below:

                                                   Fiscal Year
                                                 --------------
                                                      1993
                                                      ----
                                                ($000's omitted)

Textile net sales                                    $ 9,578
                                                     =======
Operating loss before
  income tax benefit                                 $ 2,677
Income tax benefit                                      (922)
                                                     -------

Net loss                                               1,755

Less fiscal year 1992 provision
 for additional operating losses
 through date of disposal,
 net of income tax benefit
 of $249                                                (492)
                                                     -------
Loss from discontinued
 operations                                          $ 1,263
                                                     =======

     Taxes

         The effective tax rates for fiscal years 1995, 1994 and 1993 relating to continuing operations were 35.2%, 34.6%, and 35.0%, respectively.


          Impact of Inflation and Changing Prices
      on Sales and Income from Operations

         Although the Registrant's costs for raw materials, labor and equipment are influenced by inflation, management believes that inflation has not had a material impact on the Registrant's operations prior to fiscal year 1994. In fiscal year 1994, the Registrant experienced an increase in raw material prices which continued into fiscal year 1995. Raw material prices are not expected to change significantly in 1996. The Registrant does not expect to be able to increase its selling prices to any great extent during fiscal year 1996; therefore the Registrant continues to examine all of its costs in an effort to maintain its profit margins.

         Liquidity and Capital Resources

         At December 2, 1995, the Registrant had working capital of $18,557,000 compared to $16,511,000 at December 3, 1994. The ratio of current assets to current liabilities was 1.91 to 1.0 and 2.0 to 1.0 at December 2, 1995 and December, 3, 1994, respectively. The ratio of liabilities to equity was 1.0 to
1.0 and 1.0 to 1.0 at December 2, 1995 and December 3, 1994, respectively. During fiscal year 1995, the Registrant had unsecured lines of credit of $42,000,000 with maximum outstanding borrowings of $23,480,000. At December 2, 1995 $13,000,000 was outstanding under the lines of credit. For fiscal year 1996, the Registrant has unsecured lines of credit aggregating $42,000,000 with borrowing rates at the respective banks' prevailing prime rates or matched funds rates which are fixed short-term rates below prime rate.

         The Registrant anticipates spending approximately $1,480,000 for capital expenditures in fiscal year 1996 primarily for building improvements at the Elba facility, leasehold improvements at the New York office and showrooms and to replace old equipment which the Registrant believes will improve its manufacturing operations. Depreciation expense is expected to approximate $980,000 for fiscal year 1996.

         The Registrant sold its non-operating property in June 1994 for $500,000 which required the Registrant to accept a 3 year $350,000 note receivable. The sale of the property resulted in a small loss. The balance on the note receivable at December 2, 1995 was $200,000.

         In consideration for the assets of Pixie and Certified and the shares of CASH, the Company paid an aggregate purchase price of $4,650,000 in cash, of which $500,000 has been retained by the Company pending confirmation of inventory quantities and completion of an audit of CASH. The purchase price was financed by the Company through an amendment to its existing bank financing agreement to provide for an additional term debt facility.

         The Registrant believes that cash flow generated by operations, together with amounts available under its existing credit arrangements, should be sufficient to fund the Registrant's working capital needs in fiscal year 1996 and for the future.

         It is expected that the acquisition will enhance the company's earnings and ultimately its cash flows, however, due to the seasonality of the registrant's business additional working capital requirements are anticipated in periods when production levels exceed sales.

         Impact of Recently Issued Accounting Standards

         In March 1995, the FASB issued Statement No. 121 Accounting for the Impairment of Long-Lives Assets to Be disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company expects the impact of adoption in 1997 will be insignificant.

         In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes new accounting and reporting standard which reflect the standards' "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use existing accounting rules or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. The Company will elect to continue to use existing accounting rules. Both statements are effective for fiscal years beginning after December 15, 1995 and accordingly will not be required until fiscal year 1997.

Item 8.  Consolidated Financial Statements
         and Supplementary Data

                                                                       Page
                                                                       ----
         Reports of Independent Auditors                                29

         Consolidated Balance Sheets at
         December 2, 1995 and December 3, 1994.                         31

         Consolidated Statements of Operations
         for the Fiscal Years ended December 2,
         1995, December 3, 1994 and November 27,
         1993.                                                          33

         Consolidated Statements of Shareholders'
         Equity for the Fiscal Years ended
         December 2, 1995, December 3, 1994 and
         November 27, 1993.                                             34

         Consolidated Statements of Cash Flows
         for the Fiscal Years ended December 2,
         1995, December 3, 1994 and November 27,
         1993.                                                          35

         Notes to Consolidated Financial
         Statements                                                     37

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Kleinert's, Inc.

We have audited the accompanying consolidated balance sheets of Kleinert's, Inc. as of December 2, 1995 and December 3, 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 2, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kleinert's, Inc. at December 2, 1995 and December 3, 1994, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 2, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1994 the Company changed its method of accounting for income taxes.


                                      /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 9, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
of Kleinert's, Inc.

         In our opinion, the accompanying consolidated statements of operations, of shareholders' equity and of cash flows of Kleinert's, Inc. and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended November 27, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP


Philadelphia, Pennsylvania
February 14, 1994

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS

                      December 2, 1995 and December 3, 1994
                                ($000's omitted)

                    ASSETS                            1995        1994
                    ------                            ----        ----
Current assets:
  Cash                                              $   327     $   132
  Accounts receivable (net of allowances
     for doubtful accounts of $259 and
     $188, respectively)                             21,899      18,036
  Inventories:
       Raw materials                                  4,222       4,077
       Work-in-process                                4,321       2,942
       Finished goods                                 5,987       5,677
                                                    -------     -------
          Total inventories                          14,530      12,696
                                                    -------     -------
  Other current assets                                2,380       1,613
                                                    -------     -------
     Total current assets                            39,136      32,477
                                                    -------     -------
Property, plant and equipment, at cost
     Building and leasehold improvements              5,106       4,622
     Machinery and equipment                          6,070       5,578
     Furniture and fixtures                             368         369
                                                    -------     -------
                                                     11,544      10,569

     Less accumulated depreciation                    6,051       5,427
                                                    -------     -------
     Net property, plant and equipment                5,493       5,142
                                                    -------     -------
Cash surrender value (net)                            2,402       2,087
Other assets                                          1,191         756
                                                    -------     -------
                                                    $48,222     $40,462
                                                    =======     =======

                 See notes to consolidated financial statements

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (continued)

                      December 2, 1995 and December 3, 1994
                                ($000's omitted)

  LIABILITIES and SHAREHOLDERS' EQUITY                1995        1994
  ------------------------------------                ----        ----

Current liabilities:
  Notes payable and current portion of
    long-term debt                                  $14,195     $10,695
  Accounts payable                                    5,024       3,585
  Accrued expenses                                    1,360       1,686
                                                    -------     -------
      Total current liabilities                      20,579      15,966

Deferred income taxes                                   134         123
Long-term debt                                        3,429       4,624
                                                    -------     -------
      Total liabilities                              24,142      20,713
                                                    -------     -------
Commitments                                              --          --

Shareholders' equity
  Preferred stock - par value $1.00 per
    share, 2,000,000 shares authorized,
    none issued                                          --          --
  Common stock - par value $1.00 per
    share, 10,000,000 shares authorized,
    3,798,398 shares
    issued,                                           3,798       3,798
  Capital in excess of par value                     10,626      10,626
  Retained earnings                                  12,872       8,541
                                                    -------     -------
                                                     27,296      22,965
  Less:
    Treasury stock, at cost, 466,967
      common shares                                  (3,216)     (3,216)
                                                    -------     -------
      Total shareholders' equity                     24,080      19,749
                                                    -------     -------
                                                    $48,222     $40,462
                                                    =======     =======

                 See notes to consolidated financial statements

                                KLEINERT'S, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Fiscal Years Ended December 2, 1995
                     December 3, 1994 and November 27, 1993

                   ($000's omitted, except per share amounts)

                                                     1995     1994    1993
                                                     ----     ----    ----
Net sales                                          $75,121  $69,262  $61,428
Cost of goods sold                                  61,636   56,786   50,396
                                                   -------  -------  -------
      Gross profit                                  13,485   12,476   11,032
                                                   -------  -------  -------
Selling, general and administrative
  expenses                                           5,151    5,150    4,625
Interest expense                                     1,651    1,403    1,288
                                                   -------  -------  -------
                                                     6,802    6,553    5,913
                                                   -------  -------  -------
      Income from continuing operations
        before income taxes and cumulative
        effect of change in accounting
        for income taxes                             6,683    5,923    5,119
Provision for income taxes                           2,352    2,051    1,794
                                                   -------  -------  -------
      Income from continuing operations
        before cumulative effect of change in
        accounting for income taxes                  4,331    3,872    3,325

Discontinued operations:
      Loss from operations of
        discontinued textile business net
        of applicable income tax benefit                --       --   (1,263)
                                                   -------  -------  -------
      Income before cumulative effect of
        change in accounting for income taxes        4,331    3,872    2,062
                                                   -------  -------  -------
Cumulative effect of change in
  accounting for income taxes                           --      210       --
                                                   -------  -------  -------
Net income                                         $ 4,331  $ 4,082  $ 2,062
                                                   =======  =======  =======
Earnings per share:
   Income from continuing operations               $  1.15  $  1.04  $   .93
     before change in accounting for income
     taxes
   Discontinued operations                              --       --     (.35)
   Cumulative effect of change in
     accounting for income taxes                        --      .06       --
                                                   -------  -------  -------
   Net income                                      $  1.15  $  1.10  $   .58
                                                   =======  =======  =======
Weighted average shares outstanding                  3,750    3,702    3,569
                                                   =======  =======  =======

                 See notes to consolidated financial statements

                                KLEINERT'S, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

                       ($000's Omitted except share data)

                                                    Number of                 Capital in                               Total
                                                      Shares        Common    Excess of    Retained      Treasury   Shareholders'
                                                   Outstanding      Stock     Par Value    Earnings       Stock        Equity
                                                   -----------      ------    -----------  --------      ---------  -------------
Balance, November 28, 1992                         3,255,098       $ 3,653    $ 9,788      $ 6,398       $(2,383)     $17,456

Exercise of non-statutory stock
 options                                             137,500           137        725                                     862

Repurchase of common stock                           (25,000)                                               (289)        (289)

Dividend payable                                                                            (4,001)                    (4,001)

Net income                                                                                   2,062                      2,062
                                                   ---------       -------    -------      -------       -------      -------

Balance, November 27, 1993                         3,367,598         3,790     10,513        4,459        (2,672)      16,090

Exercise of incentive stock
 options                                               8,333             8         61                                      69

Repurchase of common stock                           (44,500)                                               (544)        (544)

Tax benefit of exercise of stock
 options                                                                            52                                     52

Net income                                                --            --         --        4,082            --        4,082
                                                   ---------       -------    -------      -------       -------      -------

Balance, December 3, 1994                          3,331,431         3,798     10,626        8,541        (3,216)      19,749
                                                   =========       =======    =======      =======        ======      =======

Net income                                                                      4,331                                   4,331
                                                                              -------                                 -------

Balance, December 2, 1995                          3,331,431       $ 3,798    $10,626      $12,872       $(3,216)     $24,080
                                                   =========       =======    =======      =======        ======      =======

                 See notes to consolidated financial statements

                                KLEINERT'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

                                ($000's omitted)

                                                                                1995        1994        1993
                                                                                ----        ----        ----
Cash flows from operations:
  Net income                                                                   $ 4,331     $4,082      $ 2,062
    Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation and amortization                                                676        674        1,361
      Cumulative effect of change in
        accounting principle                                                        --       (210)          --
      Provision for estimated operating
        losses on discontinued operations                                           --         --         (492)
      Loss on disposal of fixed assets                                              --         29            2
      Provision for losses on
        accounts receivable                                                         71         80           39
      Change in assets and liabilities:
    Increase in accounts
      receivable                                                                (3,844)      (318)      (1,613)
    (Increase)decrease in inventory                                             (1,834)      (943)       1,736
    (Increase)decrease in other
      current assets                                                              (767)      (450)         652
    Increase (decrease) in accounts
      payable and accrued expenses                                               1,186     (1,529)       1,998
    Increase (decrease) in income
      taxes payable                                                                (73)        --          (20)
    Increase in deferred income taxes                                               11         89           36
                                                                               -------     ------      -------
      Total adjustments                                                         (4,645)    (2,578)       3,699
                                                                               -------     ------      -------
      Net cash (used in) provided by
        operating activities                                                      (317)     1,504        5,761
                                                                               -------     ------      -------
Cash flows from investing activities:
    Capital expenditures                                                        (1,012)      (618)        (704)
    Note receivable related party                                                 (500)        --           --
    Proceeds from sale of non-operating
      property                                                                      --        185           --
    Decrease in restricted cash                                                     --         --          237
    Additions to other assets                                                     (384)      (457)        (570)
    Proceeds from note receivable                                                  100         --           --
                                                                               -------     ------      -------
      Net cash used in investing
        activities                                                              (1,796)      (890)      (1,037)
                                                                               -------     ------      -------

                 See notes to consolidated financial statements

                                KLEINERT'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

                                ($000's omitted)

                                                                                1995        1994        1993
                                                                                ----        ----        ----
Cash flows from financing activities:
  Net borrowings and (repayments) under
    revolving line-of-credit agreement                                           3,500      1,389       (3,229)
  Proceeds from long-term debt                                                      --        544          289
  Dividends paid                                                                    --     (1,300)          --
  Principal payments on debt                                                    (1,195)    (1,389)      (1,445)
  Principal payments on capital leases                                              --        (18)        (604)
  Proceeds from exercise of stock options                                           --         69          862
  Payments to acquire treasury stock                                                --       (544)        (289)
                                                                                ------     ------      -------
    Net cash provided by (used in)
       financing activities                                                      2,305     (1,249)      (4,416)
                                                                                ------     ------      -------
Net increase (decrease) in cash                                                    195       (635)         308
Cash at beginning of period                                                        132        767          459
                                                                                ------     ------      -------
Cash at end of period                                                           $  327     $  132      $   767
                                                                                ======     ======      =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                                                      $1,730    $ 1,150      $ 1,650
  Income taxes                                                                  $2,046    $ 2,289      $ 1,010

Equipment purchased under capital leases                                            --         --      $   140
Accrued dividends payable                                                           --         --      $ 4,001
Tax benefit of exercise of stock options                                            --    $    52           --
Note receivable on sale of non-operating
  property                                                                          --    $   350           --

The Consolidated Statements of Cash Flows include activity related to the Discontinued Operations for fiscal year 1993.

                 See notes to consolidated financial statements

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

1.   Business of the Company and
     Summary of Significant Accounting Policies

     Business of the Company - The Company manufactures and sells infants' and children's sleepwear and activewear and personal apparel, including such items as dress and garment shields. The Company's principal customers are national chain stores, mass merchandisers, department stores and specialty stores. See
Note 10 for information on business segments. The Company treated its textile division (Scott Mills) as a discontinued operation during fiscal year 1993. Scott Mills was spun-off in a tax-free distribution on November 27, 1993.

     Principles of Consolidation - The consolidated financial statements include the accounts of Kleinert's, Inc. (Kleinert's) and its wholly-owned subsidiaries, Kleinert's, Inc. of Alabama, Kleinert's, Inc. of Delaware and Kleinert's, Inc. of New York. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Fiscal Year - The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest November 30. Fiscal year 1995 and 1993 are fifty two week years. Fiscal year 1994 was a fifty three week year.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Aggregate corporate general and administrative charges were $1,704,000, $961,000 and $1,524,000 for fiscal years 1995, 1994 and 1993, respectively. Such costs remaining in inventory at December 3, 1995 and November 27, 1994 were approximately $390,000 and $211,000, respectively.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

1.   Business of the Company and
     Summary of Significant Accounting Policies (continued)

     Revenue Recognition - The Company's sale of product is made net of returns, allowances and discounts.

     Property, Plant and Equipment - The Company depreciates property, plant and equipment over their estimated useful lives, principally on a straight-line basis.

                                            Useful Lives
                                            ------------
         Buildings                          30  - 40 years
         Leasehold improvements             Term of lease
         Machinery and equipment            3 - 10 years
         Furniture and fixtures             3 -  5 years

     Earnings Per Share - Earnings per share has been computed based on the weighted average number of common shares outstanding and common stock equivalent shares deemed outstanding during each period presented.

     Goodwill - Goodwill, included in other assets, represents the excess of the cost over the fair value of the net assets at the date of acquisition and is being amortized using the straight-line method over 40 years.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

1.   Business of the Company and
     Summary of Significant Accounting Policies (continued)

     Income Taxes - Effective November 28, 1993, the Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS #109). This statement requires recognition of deferred tax assets and liabilities for all timing differences resulting from reporting certain income and expense items differently for income tax and financial accounting purposes. In prior fiscal years income taxes were accounted for under APB Opinion No. 11. The impact of the adoption of the change in accounting for income taxes during fiscal year 1994 was $210,000.

     Financial Statement Reclassification - Certain prior years' amounts in the consolidated financial statements have been reclassified to conform to the fiscal year 1995 presentation.

     Stock Based Compensation - The Company accounts for stock options according to the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes new accounting and reporting standards which reflect the standards' "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

1.   Business of the Company and
     Summary of Significant Accounting Policies (continued)

existing accounting rules or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. The Company will elect to continue to use existing accounting rules. The new statement is effective for fiscal years beginning after December 15, 1995. Accordingly, the new standards pro-forma disclosure provisions will be required for the Company for its fiscal year ending November 29, 1997.

     In March 1995, the FASB issued Statement No. 121 Accounting for the Impairment of Long-Lives Assets to Be disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995 and accordingly will not be required until fiscal year 1997. The Company expects the impact of adoption in 1997 will be insignificant.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

2.   Financing Arrangements

     Financing arrangements consist of the following:

                                        1995                 1994
                                        ----                 ----
                                Current  Long-Term     Current   Long-Term
                                ------   ---------     -------   ---------
                                          ($000's omitted)

Term loans                      $ 1,000   $2,649       $ 1,000    $3,649
Short-term borrowings,
  reclassified                       --       --            --        --
Revolving line
  of credit                      13,000                  9,500        --
Revenue bond                        195      780           195       975
Capital leases                       --       --            --        --
                                -------   ------       -------    ------
                                $14,195   $3,429       $10,695    $4,624
                                =======   ======       =======    ======


     The following information relates to the Company's short-term revolving lines of credit:

                                                      Weighted
                    Weighted     Maximum Amount    Average Amount
                    Average      Outstanding At      Outstanding
                    Interest  Any Fiscal Month-End   During The
                    Rate (1)   During the Period     Period (2)
                    --------  -------------------- --------------
                                ($000's omitted)

     1995             7.0%         $23,480             $13,521
     1994             6.3%         $20,540             $11,388
     1993             5.6%         $19,475             $12,866

               (1) The weighted average interest rate for each period was computed by dividing interest expense by the weighted average amount outstanding.

               (2) The weighted average amount outstanding for each period was computed by averaging the daily balances during the year.

     The Company's agreement with its banks provided for a $42,000,000 unsecured line of credit for use in fiscal year 1995 bearing interest between 6.40% and the prime rate (8.75% as of December 2, 1995) and required compensating balances. For fiscal year 1996, the Company has available $42,000,000 in

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

2.   Financing Arrangements (continued)

unsecured lines of credit. On December 2, 1995 the unused portion of the lines of credit was $29,000,000. The Company's unsecured term loan is payable in quarterly installments of $250,000 through September 1999 and bears interest at the prime rate plus one-quarter percent. The prime rate was 8.75% at December 2, 1995 and 8.5% at December 3, 1994. On November 10, 1994 the Company amended the term loan to borrow an additional $544,000.

     The banking agreements require the Company to maintain financial statement covenants, including requirements on pre-tax income, working capital, tangible net worth, debt and capital expenditures. In addition, no cash dividends may be paid on the common stock unless the Company's net worth exceeds $15,000,000 after the payment of dividends. With the exception of this net worth covenant, retained earnings are free of restrictions and the Company had $9,080,000 of retained earnings available for dividends at December 2, 1995.

     The Company holds an industrial revenue bond from the Industrial Development Board of the City of Elba, Alabama collateralized by a first mortgage on the Elba, Alabama facility. This loan is payable in annual installments of $195,000 with the final payment due in October 2000. Interest is payable quarterly at a variable rate of 85% of the bank's prime rate. Prime rate was 8.75% at December 2, 1995 and 8.5% at December 3, 1994.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

2.   Financing Arrangements (continued)

     Aggregate maturities of long-term debt after December 2, 1995, are as follows: 1996 - $1,195,000; 1997 - $1,195,000; 1998 - $1,195,000; 1999 -
$844,000; 2000 - $195,000; thereafter - 0.

     Borrowings against the cash surrender value of officers' life insurance policies amounted to $3,450,000 and $3,030,000 as of December 2, 1995 and December 3, 1994, respectively. These borrowings are recorded as a reduction in the related assets and bear interest ranging from 7.11% to 7.20% in fiscal year 1995.

3.   Discontinued Operations

     On February 11, 1993, the Board of Directors approved a plan to dispose of the Company's textile division, known as Scott Mills. In August 1993, the Company organized Scott Mills, Inc., and its wholly-owned subsidiary, Scott Mills, Inc. of North Carolina, to operate the Scott Mills Division independently of the Company effective after November 27, 1993. On November 16, 1993, the Board of Directors declared a distribution of one share of Scott Mills, Inc. common stock for every one share of Kleinert's, Inc. common stock payable to the holders of record of Kleinert's, Inc. common stock, par value $1.00 per share, at the close of business on the record date, November 27, 1993.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

3.  Discontinued Operations (continued)

     The distribution, which occurred on March 15, 1994, resulted in the separation of the Company into two publicly-owned companies with each company continuing to engage in the business in which it had previously engaged. Certain directors of Scott Mills, Inc. including its Chief Executive Officer, also serve as officers, or directors of the Company.

     In connection with the transfer of assets to Scott Mills, the Company contributed $1,300,000 in cash to Scott Mills and retained the accounts receivable and accounts payable at November 27, 1993. The assets distributed to Scott Mills included cash, leasehold improvements, machinery and equipment, furniture and fixtures, deposits on machinery and other assets including prepaid expenses and cash surrender value of life insurance policy.

     In April 1994 the Internal Revenue Service granted the Company's previously filed Private Letter Ruling request for tax free treatment of the transfer of Scott Mills ownership to the Company's shareholders.

     The accompanying consolidated financial statements reflect the textile division as a discontinued operation for fiscal year 1993; accordingly, the operating results of the textile division are excluded from continuing operations for that year.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

3.  Discontinued Operations (continued)

     The loss from discontinued operations included in the Consolidated Statement of Operations is as follows:

                                                   1993
                                            ($000's omitted)

Operating loss before income
 tax benefit                                    $ 2,677
Income tax benefit                                 (922)
                                                -------
Net loss                                          1,755

Less fiscal year 1993
 provision for additional
 operating losses through
 date of disposal, net of
 income tax benefit of $249                        (492)
                                                -------
Loss from discontinued
 operations                                     $ 1,263
                                                =======

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

4.  Income Taxes

     Income tax expense (benefit) is included in the financial statements as follows:

                               Liability Method            Deferred Method
                               ----------------            ---------------
                              1995             1994              1993
                              ----             ----              ----

Continuing operations      $2,352,000       $2,051,000        $1,794,000
Discontinued operations            --               --          (673,000)
                           ----------       ----------        ----------
                           $2,352,000       $2,051,000        $1,121,000
                           ==========       ==========        ==========

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

4.  Income Taxes (continued)

    The provision for income taxes consists of the following:


                               Liability Method            Deferred Method
                               ----------------            ---------------
                             1995             1994              1993
                             ----             ----              ----
Current:
   Federal               $2,245,000        $1,838,000       $1,201,000
   State                    135,000            43,000               --
                         ----------        ----------       ----------
                          2,380,000         1,881,000        1,201,000
                         ----------        ----------       ----------
Deferred:
   Federal                  (30,000)          176,000          (80,000)
   State                      2,000            (6,000)              --
                         ----------        ----------       ----------
                            (28,000)          170,000          (80,000)
                         ----------        ----------       ----------
                         $2,352,000        $2,051,000       $1,121,000
                         ==========        ==========       ==========

The components of the deferred tax provision, including the related tax effects of timing differences, are as follows:

                                   Deferred Method
                                   ---------------
                                        1993
                                        ----
Depreciation                         $ 22,000
Inventory reserves                    (58,000)
Benefit plans                         (32,000)
Bad debt expense                      (13,000)
Charitable contributions               21,000
Capital leases                        (13,000)
Vacation                               (7,000)
                                     --------
                                     $(80,000)
                                     ========

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

4.  Income Taxes (continued)

     Income tax expense differs from the amount computed by applying the federal tax rate to income before income taxes are as follows:


                                   Liability Method         Deferred Method
                                   ----------------         ---------------
                                  1995           1994              1993
                                  ----           ----              ----
Statutory rate applied to
 income from continuing opera-
 tions before income taxes      $2,272,000     $2,014,000        $1,740,000
State taxes, net of federal
 benefit                            90,000         28,000            41,000
Other                              (10,000)         9,000            13,000
                                ----------     ----------        ----------
Income tax benefit of
 discontinued operations                --             --          (673,000)
                                ----------     ----------        ----------
                                $2,352,000     $2,051,000        $1,121,000
                                ==========     ==========        ==========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets, as of December 2, 1995 and December 3, 1994 are as follows:

                                             1995                1994
                                             ----                ----
Deferred Tax Assets:

  Benefit plans                            $156,000            $121,000
  Inventory reserves                         75,000              88,000
  Bad debt expense                           92,000              68,000
  Vacation                                   15,000              27,000
                                           --------            --------
   Total deferred tax assets               $338,000            $304,000
                                           --------            --------
Deferred Tax Liabilities:

  Depreciation                             $290,000            $244,000
  Charitable contributions                       --              40,000
                                           --------            --------
   Total deferred tax liabilities           290,000             284,000
                                           --------            --------
     Net deferred tax asset                $ 48,000            $ 20,000
                                           ========            ========

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

5.   Retirement Plans

     The Company has a defined benefit pension plan (the Plan) covering substantially all of its employees subject to certain age and service requirements. Scott Mills' employee participation in the pension plan terminated on December 31, 1993, resulting in a $23,000 gain. Normal costs and past service costs are amortized over thirty years. The Company contributions to the Plan are made in accordance with applicable E.R.I.S.A. and tax regulations. Assets of the Plan are invested in equity, corporate and government bonds and short-term instruments. Pension costs for fiscal years 1995, 1994 and 1993 are as follows:

                                         1995        1994        1993
                                         ----        ----        ----

Benefits earned during the period     $289,688     $271,405   $ 275,657
Interest cost on benefits earned
 in prior years                        231,054      209,540     182,751
Net investment(income)loss            (475,375)      88,677    (213,693)
Net amortization and deferral          207,339     (317,020)     10,696
                                     ---------     --------   ---------
                                      $252,706     $252,602   $ 255,411
                                      ========     ========   =========

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

5.   Retirement Plans (continued)

     The projected benefit obligation below is based on the following assumptions:

                                   1995               1994                1993
                                   ----               ----                ----

Discount rate                      7.0%               7.75%               7.25%

Weighted average expected
  long-term rate of return        8.75%               7.75%               7.25%

Annual rate of increased
  compensation                     4.0%                5.0%                5.0%

     The following is a reconciliation of the Plan's assets and liabilities to amounts recorded in the Company's financial statements:

                                            1995                   1994
                                            ----                   ----

Present value of future benefit
 payments based on service to date
 and present pay levels:
    Vested.............................. $3,295,523             $2,506,847
    Non-vested..........................     88,664                 56,531
                                         ----------             ----------
      Accumulated benefit obligation      3,384,187              2,563,378
 Projected pay increases                    472,967                389,001
                                         ----------             ----------
    Projected benefit obligation (PBO)    3,857,154              2,952,379
Fair value of plan assets
 available for benefits.................  3,494,944              2,916,825
                                         ----------             ----------
Assets (Liabilities) in excess of PBO...   (362,210)               (35,554)
Items not yet recognized in the Company's
 balance sheet:
    Unamortized transition asset........   (130,646)              (149,309)
    Unamortized prior service cost......     27,707                 38,318
    Unrecognized net actuarial and
      investment losses.................    560,099                247,952
                                         ----------             ----------
Prepaid pension cost                     $   94,950             $  101,407
                                         ==========             ==========

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

5.  Retirement Plans (continued)

     Participants' benefits are fully vested after five years, and future benefit accruals are 0.8% of each year's compensation.

     The Company has supplemental retirement agreements with certain key employees. The cost of these benefits, which are funded with life insurance contracts, are expensed over the employees' service lives and amounted to $104,000, $58,000, and $94,000 in fiscal years 1995, 1994, and 1993, respectively.

6.   Property, Plant and Equipment and Lease Commitments

     Property, plant and equipment at December 2, 1995 and December 3, 1994 includes equipment under capital leases with a cost of $988,000 and a net book value of $341,000 and $440,000 respectively. There are no future minimum lease payments remaining to be paid at December 2, 1995.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

6.  Property, Plant and Equipment and Lease Commitments
    (continued)


     Depreciation expense was $661,000, $659,000 and $680,000 for fiscal years 1995, 1994 and 1993 respectively.

     Rent expense under operating leases was $1,350,000, $1,094,000 and $1,207,000 in fiscal years 1995, 1994 and 1993, respectively. Minimum rentals for operating leases (principally office space, machinery and equipment) that have initial or remaining noncancelable lease terms in excess of one year as of December 2, 1995 are as follows:

                     Fiscal Year    Amount
                     -----------    ------

                        1996 -   $  853,000
                        1997 -      722,000
                        1998 -      597,000
                        1999 -      535,000
                        2000 -      434,000
                                 ----------
                        Total    $3,141,000
                                 ==========

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994, and November 27, 1993

6.  Property, Plant and Equipment and Lease Commitments
    (continued)

     The Company sold its non-operating property in June 1994 for $500,000 and accepted a 3 year, $350,000 note receivable. The sale of the property resulted in a small loss.

7.   Shareholders' Equity

     Pursuant to the Company's plan to spin-off its Scott Mills Division, the Board of Directors unanimously voted on November 16, 1993 to distribute one share of common stock of Scott Mills, Inc., a Pennsylvania corporation, for each share of the Company's common stock, held by shareholders of record at November 27, 1993. Accordingly, a dividend payable for the net assets of the discontinued operation plus $1,300,000 was accrued at November 27, 1993. On March 15, 1994 the Company distributed the Scott Mills, Inc. common stock.

     The Company's stock option plan (The Plan) authorizes the issuance of 500,000 shares of common stock to officers, directors and key employees.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

7.   Shareholders' Equity (continued)

         The information with respect to these incentive stock option plans is as follows:

                                                     Fiscal Year Ended

                                             12/2/95   12/3/94    11/27/93

Options outstanding beginning
 of period                         190,000           215,000          175,000
Granted under New Plan (1)          10,000                 -           40,000
Exercised                                -            (8,333)               -
Canceled                                 -           (16,667)               -
                                 ---------         ---------       ----------
Options outstanding end
 of period                         200,000           190,000          215,000
                                 ---------         ---------       ----------

Exercise price per share         $6.90-$18.00      $6.90-$12.50     $6.90-$12.50
Options exercisable end
 of period                         193,333           185,000          129,997


         (1) Options granted during fiscal year 1995 were granted at $18.00. Options granted during fiscal year 1993 were granted at prices ranging from $8.25 to $12.50 per share.

         On June 23, 1992 the Board of Directors granted three outside directors non-statutory stock options to purchase 25,000 shares each of common stock at $8.50 per share. In November 1993, one of the options to purchase 25,000 shares was exercised. The remaining options expire in June 1997.

         In May 1991, the Board of Directors granted the Company's Chairman and Chief Executive Officer (the Chairman) a non-statutory stock option to purchase 375,000 shares of the Company's common stock at $4.60 per share. This option expires in May 1996.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

8.   Commitments

         The Chairman has an employment agreement which provides for an incentive bonus if pre-tax income exceeds fiscal year 1989 pre-tax income. Bonuses of $153,000, $124,000 and $110,000 were earned for fiscal years 1995, 1994 and 1993, respectively. The employment agreement with the Chairman extends through the end of fiscal year 1997 and provides for an annual incentive bonus of 3.1% of pre-tax income in excess of fiscal year 1989 pre-tax income.

         In addition the Company is funding life insurance contracts on behalf of the Chairman, whose beneficiaries are designated by the individual. The funded amounts will be repaid to the Company upon receipt of insurance proceeds, against which the Company holds collateral assignments. The Company has included at December 2, 1995, as a non-current asset, $1,265,000 which is equal to the cash surrender value of the policies.

         The Company is party to an agreement with Precision Textile, Inc. (P.T.I.), a related party, whereby P.T.I. provides low cost contract sewing labor for the Company's children's apparel division. This agreement offers the Company the exclusive use of P.T.I.'s low cost sewing labor in exchange for a guarantee by the Company to purchase 100% of P.T.I.'s capital stock (for no more than $400,000) if certain production levels are not maintained. Purchases from

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

                      Fiscal Years Ended December 2, 1995,

                     November 3, 1994 and November 27, 1993

8.   Commitments (continued)

P.T.I. included in cost of goods sold were approximately $2,525,000, $2,539,000 and $2,377,000 in fiscal years 1995, 1994 and 1993, respectively. Amounts payable to P.T.I. were $64,000 and $30,000 at December 2, 1995 and December 3, 1994, respectively. The Company is presently renewing the existing agreement with P.T.I. on a year-to-year basis.

         Kleinert's entered into a two year supply agreement with a major vendor starting in December 1996. This supply agreement requires among other things for the Company to purchase its requirements for various fabrics from this vendor at negotiated prices and requires the same vendor to commission dye and finish fabric formerly finished by Scott Mills. Additionally, the Company and its vendor have agreed to commission dye and finish a minimum of 2,500,000 pounds during the term of the two year agreement.

9.       Major Customers

         In 1995 two apparel customers individually accounted for 19% and 14% each of the Company's consolidated net sales while the same two apparel customers individually accounted for 21% and 15% in 1994 and 20% each of the Company's consolidated net sales in 1993.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

10.      Segment Information

         The Company's products are principally grouped into two industry segments: children's apparel and other. Corporate assets include cash, pension assets, cash surrender value of life insurance, non-trade receivables, general corporate assets and goodwill.

                                                Fiscal Year Ended
                                                ------------------
                                        12/2/95     12/3/94    11/27/93
                                        -------     -------    --------
                                                ($000's omitted)

Net sales to unaffiliated customers:
    Children's apparel                  $74,087     $68,097      $60,248
    Other                                 1,034       1,165        1,180

Operating profit:
    Children's apparel                  $ 9,847     $ 8,033      $ 7,841
    Other                                   191         254           90
                                        -------     -------      -------
                                         10,038       8,287        7,931

    General corporate expenses           (1,704)     (  961)     ( 1,524)
    Interest expense                     (1,651)     (1,403)      (1,288)
                                        -------     -------      -------
    Income from continuing
     operations before taxes            $ 6,683     $ 5,923      $ 5,119
                                        -------     -------      -------

Identifiable assets*:
    Children's apparel                  $43,082     $35,995      $35,360
    Other**                               5,140       4,467        3,846

Capital expenditures:
    Children's apparel                  $   989     $   603      $   627
    Other                                    23          15           12

Depreciation and amortization:
    Children's apparel                  $   635     $   619      $   652
    Other                                    41          55           43



* Does not include net assets from discontinued operations of $2,701 at November 27, 1993.

** Includes goodwill of $310, $325, and $340, respectively.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994, and November 27, 1993

11.  Stock Repurchase Program

         In June 1993 the Board of Directors unanimously approved a plan to repurchase up to $3,000,000 of the Company's stock. As of December 2, 1995, under the stock repurchase program, the Company has repurchased 69,500 shares of its common stock at prices ranging from $11.25 to $12.38 per share.

12.  Related Party Transactions

         On December 5, 1994 the Company loaned Scott Mills, Inc. ("Scott Mills") $500,000. Scott Mills, formerly an indirect wholly-owned subsidiary of the Company, is the successor in interest to the Company's textile division, the assets of which were transferred to Scott Mills on November 27, 1993. The loan bears interest, payable annually, at 8 1/2% per annum and the principal is due in full on December 4, 1997. Scott Mills, which has operated independently of the Company since November 27, 1993, continues to be a principal supplier of fabric to the Company. Total fabric purchases from Scott Mills were $6,840,900 $6,185,000 and $4,720,000 for fiscal years 1995, 1994 and 1993, respectively.

         The Company provides certain third party services on behalf of Scott Mills including data processing and account payable check processing functions and business management services. As a consequence, the balance due to Kleinert's, Inc. fluctuates based on the timing of Scott Mills repayments to

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

                      Fiscal Years Ended December 2, 1995,

                     December 3, 1994, and November 27, 1993

12.  Related Party Transactions (continued)

Kleinert's for disbursements made on behalf of Scott Mills. The net receivable due to the Company at December 2, 1995 was $1,561,000 and consisted primarily of the unreimbursed balance of disbursements made on behalf of Scott Mills. Kleinert's charged Scott Mills management and service fees of $86,000, $293,000 and $415,000 in the fiscal years ended 1995, 1994 and 1993, respectively. On December 1, 1995 the Company executed a working capital agreement with Scott Mills that confirms Scott Mills' obligations and provides to the Company a first lien and security interest in substantially all of Scott Mills' assets to secure Scott Mills obligation to repay to the Company the loan balance due.

         In March 1995, the Company subleased knitting machines to Scott Mills for a forty-five month term to be used to produce certain fabrics on behalf of the Company.

13.      Subsequent Event

        On December 19, 1995, Kleinert's, Inc., through its newly formed, wholly-owned subsidiary, Kleinert's, Inc. of Florida,("together, the Company"), consummated a transaction (the "Transaction") pursuant to which the Company acquired substantially all of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") two Florida corporations, and all

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

                      Fiscal Years Ended December 2, 1995,

                     December 3, 1994, and November 27, 1993

13.  Subsequent Event (continued)

of the capital stock of Certified Apparel Services of Honduras, Inc., C.A., a Honduran corporation ("CASH"). Pixie, Certified and CASH, all of which were affiliated entities, are engaged in the manufacture and sale of children's apparel. Concurrent with the Transaction, the Company entered into a three year lease agreement with the principal shareholder of Pixie for the premises in which Pixie was conducting business. The Company intends to continue manufacturing operations as was conducted by Pixie, Certified and CASH prior to the Transaction.

         In consideration for the assets of Pixie and Certified and the shares of CASH, the Company paid an aggregate purchase price of $4,650,000 in cash, of which $500,000 has been retained by the Company pending confirmation of inventory quantities and completion of an audit of CASH. The purchase price was financed by the Company through an amendment to its existing bank financing agreement to provide for an additional term debt facility.

Item  9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

         The Company filed a report on Form 8-K dated November 18, 1994 disclosing a change in the Company's independent auditors.

                                    PART III

Item 10. Directors and Executive Officers of the Company

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on April 18, 1996, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on April 18, 1996, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on April 18, 1996, to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on April 18, 1996, to be filed pursuant to Regulation 14A.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                 KLEINERT'S, INC. INDEX TO FINANCIAL STATEMENTS

                                                            Page

Reports of Independent Auditors                              29

Consolidated Balance Sheets at December 2, 1995
  and December 3, 1994.                                      31

Consolidated Statements of Operations
  for the Fiscal Years Ended December 2, 1995,
  December 3, 1994 and November 27, 1993                     33

Consolidated Statements of Shareholders' Equity
  for the Fiscal Years Ended December 2, 1995,
  December 3, 1994 and November 27, 1993                     34

Consolidated Statements of Cash Flows
  for the Fiscal Years Ended December 2, 1995,
  December 3, 1994 and November 27, 1993                     35

Notes to Consolidated Financial Statements                   37

-----------
         All other financial statements or schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the financial statement or schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KLEINERT'S, INC.

                                             By: /s/ Joseph J. Connors
                                             ---------------------------------
                                                     Joseph J. Connors
                                                     Executive Vice President
                                                     (Principal accounting and
                                                     financial officer)

Dated: March 1, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       CAPACITY                        DATE

/s/ Jay B. Andrews                      Director                       2/26/96
------------------------------                                         --------
    Jay B. Andrews

/s/ Jack Brier                         Director, Chairman              2/26/96
------------------------------          (Principal Executive           -------
    Jack Brier                         Officer)

/s/ Kenneth L. Brier                    Director                       2/26/96
------------------------------                                         -------
    Kenneth L. Brier

/s/ Joseph J. Connors                   Executive Vice President       2/26/96
------------------------------          (Principal Accounting          -------
    Joseph J. Connors                   and Financial Officer)

/s/ William Forman                      Director                       2/26/96
------------------------------                                         -------
    William Forman

/s/ Bernhardt Denmark                   Director                       2/26/96
------------------------------                                         -------
    Bernhardt Denmark

/s/ Nathan Greenberg                    Director                       2/26/96
------------------------------                                         -------
    Nathan Greenberg

/s/ Marvin Grossman                     Director                       2/26/96
------------------------------                                         -------
    Marvin Grossman

------------------------------
    E. Gerald Riesenbach                Director

                                INDEX TO EXHIBITS

Exhibit No.                                             Page
----------                                              ----
  (3) (a) By-Laws
      (b) Articles of Incorporation         Incorporated by reference to the
                                            copy thereof filed as an Exhibit to
                                            Registrant's Quarterly Report on
                                            Form 10-Q for its fiscal quarter
                                            ended February 29, 1992

 (10)  Material Contracts
       (a) Property Lease Agreement         Incorporated by reference to the
           dated January 24, 1986           copy thereof filed as an Exhibit
           between C/N Leedon Limited       to Registrant's Annual Report
           Partnership II and year          on Form 10-K for its fiscal
           Kleinert's, Inc., and as         ended December 3, 1988
           amended

       (b) License Agreement dated          Incorporated by reference to the
           May 12, 1989 between             copy thereof filed as an Exhibit
           Hygienics, Industries, Inc.      to Registrant's Quarterly Report
           and Kleinert's, Inc. of          on Form 10-Q for its fiscal
           Alabama                          quarter ended June 3, 1989

       (c) Agreement dated as of            Incorporated by reference to the
           September 1, 1990 between        copy thereof filed as an Exhibit
           the Industrial Development       to Registrant's Quarterly Report
           Board of the City of Inc. of     on Form 10-Q for its fiscal
           Alabama Elba, Alabama and        quarter ended September 1, 1990
           Kleinert's,

       (d) Guaranty Agreement dated         Incorporated by reference to the
           September 26, 1990 between       copy thereof filed as an Exhibit
           Brown Brothers Harriman and      to Registrant's Quarterly Report
           Co. and Kleinert's, Inc.         on Form 10-Q for its fiscal
                                            quarter ended September 1, 1990

       (e) Guaranty Agreement dated         Incorporated by reference to the
           September 26, 1990 between       copy thereof filed as an Exhibit
           Brown Brothers Harriman and      to Registrant's Quarterly Report
           Co. and Kleinert's, Inc. of      on Form 10-Q for its fiscal
           Alabama                          quarter ended September 1, 1990

       (f) Letter Agreement dated           Incorporated by reference to the
           September 26, 1990 between       copy thereof filed as an Exhibit
           Philadelphia National Bank       to Registrant's Quarterly Report
           and Kleinert's, Inc. of          on Form 10-Q for its fiscal
           Alabama                          quarter ended September 1, 1990

Exhibit No.                                             Page

       (g) Agreement dated as of            Incorporated by reference to the
           November 9, 1989 between         copy thereof filed as an Exhibit
           Precision Textiles, Inc. and     to Registrant's Quarterly Report
           Kleinert's, Inc. of Alabama      on Form 10-Q for its fiscal
                                            quarter ended September 1, 1990

       (h) Line of Credit Agreement         Incorporated by reference to the
           dated October 18, 1990 between   copy thereof filed as an Exhibit
           Republic National Bank and       to Registrant's Annual Report
           Kleinert's, Inc. of Alabama      on Form 10-K for its fiscal
                                            year ended December 1, 1990

       (i) Lease agreement dated            Incorporated by reference to the
           December 31, 1990 between        copy thereof filed as an Exhibit
           General Electric Capital         to Registrant's Annual Report
           Corporation and Kleinert's,      on Form 10-K for its fiscal
           Inc. of Alabama                  year ended December 1, 1990

       (j) Sublease Agreement between       Incorporated by reference to the
           Harco Drug, Inc. and             copy thereof filed as an Exhibit
           Kleinert's, Inc. of Alabama      to Registrant's Annual Report
           dated February 14, 1991          on Form 10-K for its fiscal
                                            year ended December 1, 1990

       (k) Non-Qualified Stock Option       Incorporated by reference to the
           Agreement dated May 7, 1991      copy thereof filed as an Exhibit
           between Jack Brier and           to Registrant's Quarterly Report
           Kleinert's, Inc.                 on Form 10-Q for its fiscal
                                            quarter ended August 31, 1991

       (l) Addendum's to Lease Agreement    Incorporated by reference to the
           dated December 31, 1990 Between  copy thereof filed as an Exhibit
           General Electric Capital         to Registrant's Annual Report
           Corporation and Kleinert's,      on Form 10-K for its fiscal
           Inc. of Alabama                  year ended November 30, 1991

       (m) Property Lease Agreement dated   Incorporated by reference to the
           February 15, 1992 between        copy thereof filed as an Exhibit
           Fortex and Kleinert's, Inc. of   to Registrant's Annual Report
           Alabama                          on Form 10-K for its fiscal
                                            year ended November 30, 1991

Exhibit No.                                             Page

      (n)  Demand Grid Note dated           Incorporated by reference to the
           October 22, 1990 between         copy thereof filed as an Exhibit
           Republic National Bank of New    to Registrant's Quarterly Report
           York and Kleinert's, Inc. of     on Form 10-Q for its fiscal
           Alabama and Guaranty of          quarter ended February 29, 1992
           Kleinert's, Inc. dated October
           23, 1990

      (o)  Consent letter dated October     Incorporated by reference to the
           30, 1990 between Philadelphia    copy thereof filed as an Exhibit
           National Bank, incorporated as   to Registrant's Quarterly Report
           CoreStates Bank, N.A.,           on Form 10-Q for its fiscal
           Kleinert's, Inc. of Alabama      and quarter ended February 29, 1992
           Kleinert's, Inc.

      (p)  Kleinert's, Inc. 1991 Stock      Incorporated by reference to the
           Option Plan                      copy thereof filed as an Exhibit
                                            to Registrant's Quarterly Report
                                            on Form 10-Q for its fiscal
                                            quarter ended February 29, 1992

      (q)  Unsecured Promissory Note dated  Incorporated by reference to the
           February 19, 1992 to Brown       copy thereof filed as an Exhibit
           Brothers, Harriman & Co. from    to Registrant's Quarterly Report
           Kleinert's, Inc. of Alabama and  on Form 10-Q for its fiscal
           Surety Agreement dated           quarter ended February 29, 1992
           February 19, 1992 between
           Brown Brothers, Harriman and
           Co. and Kleinert's, Inc.

      (r)  Non-Qualified Stock Option       Incorporated by reference to the
           Agreement with Kenneth Brier,    copy thereof filed as an Exhibit
           a Director for Kleinert's, Inc.  to Registrant's Annual Report
           dated June 23, 1992              on Form 10-K for its fiscal
                                            year ended November 28, 1992

      (s)  Non-Qualified Stock Option       Incorporated by reference to the
           Agreement with Bernard Denmark,  copy thereof filed as an Exhibit
           a Director for Kleinert's,       to Registrant's Annual Report
           Inc. dated June 23, 1992         on Form 10-K for its fiscal
                                            year ended November 28, 1992

      (t) Line of Credit and Term Loan Incorporated by reference to the Agreement dated April 8, 1993 copy thereof filed as an Exhibit between CoreStates Bank, N.A., to Registrant's Quarterly Report Philadelphia National Bank, and on Form 10-Q for its fiscal
           Kleinert's, Inc. of Alabama      quarter ended May 29, 1993

Exhibit No.                                             Page

     (u) Lease Agreement dated May 27, Incorporated by reference to the 1993 between Deutsche Credit copy thereof filed as an Exhibit Corporation and Kleinert's, Inc. to Registrant's Quarterly Report
          of Alabama-Scott Mills Division   on Form 10-Q for its fiscal
                                            quarter ended May 29, 1993

     (v) Lease Agreement dated June 6, Incorporated by reference to the 1993 between Meridian Leasing, copy thereof filed as an Exhibit Inc. and Kleinert's, Inc. of to Registrant's Quarterly Report
          Alabama                           on Form 10-Q for its fiscal
                                            quarter ended May 29, 1993

     (w)  Amended and Restated Term Loan    Incorporated by reference to the
          Note dated December 10, 1993      copy thereof filed as an Exhibit
          between CoreStates Bank, N.A.,    to Registrant's Annual Report
          Philadelphia National Bank and    on Form 10-K for its fiscal
          Kleinert's, Inc. of Alabama       year ended November 27, 1993

     (x)  Letter Amendment dated February   Incorporated by reference to the
          1994 to the Loan Agreement        copy thereof filed as an Exhibit
          dated April 8, 1993               to Registrant's Annual Report
                                            on Form 10-K for its fiscal
                                            year ended November 27, 1993

     (y) Line of credit agreement dated Incorporated by reference to the May 16, 1994 between PNC Bank copy thereof filed as an Exhibit and Kleinert's, Inc. of Alabama to Registrant's Quarterly Report
                                            on Form 10-Q for its fiscal
                                            quarter ended May 28, 1994

     (z)  Note Receivable agreement         Incorporated by reference to the
          dated May 27, 1994 between        copy thereof filed as an Exhibit
          Norman Katz and Marcia Katz, as   to Registrant's Quarterly Report
          trustees of the Katz family       on Form 10-Q for its fiscal
          trust                             quarter ended May 28, 1994

Exhibit No.                                             Page

  (aa)  Operating lease agreement dated     Incorporated by reference to the
        May 26, 1994 between Meridian       copy thereof filed as an Exhibit
        Leasing Inc. and Kleinert's,        to Registrant's Annual Report
        Inc. of Alabama                     on Form 10-K for its fiscal
                                            year ended December 2, 1995

  (ab)  Property Lease agreement dated      Incorporated by reference to the
        November 8, 1994 between Robert     copy thereof filed as an Exhibit
        Clayton Hickman and Kleinert's,     to Registrant's Annual Report
        Inc. of Alabama                     on Form 10-K for its fiscal
                                            year ended December 2, 1995

  (ac)  Second amended and restated         Incorporated by reference to the
        term loan note dated November       copy thereof filed as an Exhibit
        10, 1994 between CoreStates         to Registrant's Annual Report
        Bank, N.A. and Kleinert's, Inc.     on Form 10-K for its fiscal
        of Alabama                          year ended December 2, 1995

  (ad)  Employment agreement dated          Incorporated by reference to the
        November 21, 1994 between Jack      copy thereof filed as an Exhibit
        Brier and Kleinert's, Inc.          to Registrant's Annual Report
                                            on Form 10-K for its fiscal
                                            year ended December 2, 1995

  (ae)  Promissory note agreement dated     Incorporated by reference to the
        December 5, 1994 between Scott      copy thereof filed as an Exhibit
        Mills, Inc. and Kleinert's, NC.     to Registrant's Annual Report
        of Delaware                         on Form 10-K for its fiscal
                                            year ended December 2, 1995

  (af)  License agreement extension         Incorporated by reference to the
        dated December 22, 1994 between     copy thereof filed as an Exhibit
        Hygienics Industries, Inc.          to Registrant's Annual Report
        and Kleinert's, Inc.                on Form 10-K for its fiscal
                                            year ended December 2, 1995

  (ag)  Letter amendment dated January      Incorporated by reference to the
        7, 1995 to property lease           copy thereof filed as an Exhibit
        agreement dated February 15,        to Registrant's Annual Report
        1992 between Fortex and             on Form 10-K for its fiscal
        Kleinert's, Inc. of Alabama         year ended December 2, 1995

  (ah)  Operating lease agreement           Incorporated by reference to the
        dated December 30, 1994             copy thereof filed as an Exhibit
        between Meridian Leasing, Inc.      to Registrant's Annual Report
        and Kleinert's, Inc. of Alabama     on Form 10-K for its fiscal
                                            year ended December 2, 1995

Exhibit No.                                             Page

  (ai)  Sublease agreement dated            Incorporated by reference to the
        January 23, 1995 between            copy thereof filed as an Exhibit
        Scott Mills, Inc. of North          to Registrant's Annual Report
        Carolina and Kleinert's,            on Form 10-K for its fiscal
        Inc. of Alabama                     year ended December 2, 1995

  (aj)  Lease agreement dated December
        5, 1994 between Meridian
        Leasing Inc. and Kleinert's
        Inc.

  (ak)  Line of Credit Demand Note
        dated March 1, 1995 between
        Kleinert's, Inc. of Alabama and
        PNC Bank

  (al)  Demand Grid Note dated April
        20, 1995 between Republic
        National Bank of New York
        and Kleinert's, Inc. of
        Alabama and Guaranty of
        Kleinert's, Inc. dated April
        20, 1995

  (am)  License agreement dated June
        21, 1995 between Cadtex
        Corporation and Kleinert's
        Inc. of New York.

  (an)  Deferred compensation
        agreement dated August 15,
        1995 between Jack Brier
        and Kleinert's, Inc.

  (ao)  Rent agreement dated
        August 22, 1995 between 112
        West 34th Street Company and
        Kleinert's, Inc. of New York

  (ap)  Guaranty agreement dated
        November 29, 1995 between
        Meridian Leasing Inc. and
        Kleinert's, Inc. of New York

  (aq)  Lease agreement dated
        November 29, 1995 between
        Meridian Leasing Inc. and
        Kleinert's, Inc. of New York

  (ar)  Supply agreement dated
        December 4, 1995 between
        Dyersburg Fabrics Inc. and
        Kleinert's, Inc. of Alabama

Exhibit No.                                             Page

  (as)  Lease agreement dated December
        15, 1995 between Jeffrey A.
        Lopatin and Kleinert's, Inc. of
        Florida

  (at)  Purchase agreement dated
        December 15, 1996 between Pixie
        Playmates, Inc., Certified
        Sewing Services, Inc., Certified
        Apparel Services of Honduras,
        Inc. C.A. and Kleinert's, Inc.
        of Florida

 (11)   Statement regarding Computation
        of Per Share Earnings

 (21)   Subsidiaries of Registrant:
        Kleinert's, Inc. of Alabama,
        Kleinert's, Inc. of Delaware
        Kleinert's, Inc. of New York
        Kleinert's, Inc. of Florida
        Certified Apparel Services of
        Honduras, Inc.