Form 10-Q
period 1996-03-02
KLEINERTS INC /PA/
filed 1996-04-16
CIK 56252

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 2, 1996
                               ---------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  --------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                              -------   -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                         Outstanding at March 31, 1996
- -----------------------------------         -------------------------------
          Common Stock                                3,331,431
     Par Value $1.00 per share

                                KLEINERT'S, INC.

                                      INDEX

                                                                   PAGE
                                                                   ----
Part I.  Financial information

         Item 1.  Financial statements

                  Consolidated statements of operations             3
                  for the three months ended March 2, 1996
                  and March 4, 1995

                  Consolidated balance sheets at                    4
                  March 2, 1996, December 2, 1995
                  and March 4, 1995

                  Consolidated statements of cash flows             6
                  for the three months ended March 2, 1996
                  and March 4, 1995

                  Notes to consolidated financial statements        8

         Item 2.  Management's discussion and analysis of          10
                  the financial condition and results of
                  operations

Part II. Other information

         Item 6.  Exhibits and Reports on Form 8-K                 12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's Omitted, except per share amounts)

                                                       Three Months Ended
                                                     ------------------------
                                                      March 2,       March 4,
                                                       1996           1995
                                                     ---------      ---------
Net sales                                             $11,720        $7,713
Cost of goods sold                                      9,208         5,675
                                                      -------        ------
     Gross profit                                       2,512         2,038
                                                      -------        ------
Selling, general and administrative expenses            1,426         1,169
Interest expense                                          336           269
                                                      -------        ------
                                                        1,762         1,438
                                                      -------        ------
     Income before income taxes                           750           600
Provision for income taxes                                271           218
                                                      -------        ------
Net income                                            $   479        $  382
                                                      =======        ======
Earnings per share:
     Net income                                       $   .13        $  .10
                                                      =======        ======
Weighted average shares outstanding                     3,727         3,756
                                                      =======        ======

                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)

                                     ASSETS

                                              March 2,     December 2,     March 4,
                                               1996           1995           1995
                                             --------      ----------      --------
Current assets:

     Cash                                     $    47        $   327        $    22
     Accounts receivable (net)                 14,561         21,899          8,283

     Inventories:
         Raw materials                          7,705          4,222          6,185
         Work-in-progress                       4,617          4,321          3,860
         Finished goods                        11,948          5,987         11,772
                                              -------        -------        -------
            Total inventories                  24,270         14,530         21,817

     Other current assets                       1,617          2,380          1,709
                                              -------        -------        -------

         Total current assets                  40,495         39,136         31,831
                                              -------        -------        -------

Property, plant and equipment, at cost         13,262         11,544         10,667

Less:  Accumulated depreciation and
         amortization                           6,269          6,051          5,585
                                              -------        -------        -------
       Net property, plant and
         equipment                              6,993          5,493          5,082

Other assets                                    4,612          3,593          3,314
                                              -------        -------        -------

                                              $52,100        $48,222        $40,227
                                              =======        =======        =======

                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               March 2,       December 2,       March 4,
                                                 1996            1995             1995
                                              ----------      -----------      -----------
Current liabilities:
     Notes payable and current
      portion of long-term debt                $ 11,695         $ 14,195         $  7,395
     Accounts payable                             7,211            5,024            7,507
     Accrued expenses                               813            1,331              390
     Income taxes payable                            59               29              304
                                               --------         --------         --------
          Total current liabilities              19,778           20,579           15,596
                                               --------         --------         --------
Deferred income taxes                               134              134              123
Long-term debt                                    7,629            3,429            4,374
                                               --------         --------         --------
          Total liabilities                      27,541           24,142           20,093
                                               --------         --------         --------
Shareholders' equity:
     Preferred stock - par value $1.00
     per share, 2,000,000 shares
     authorized, none issued

     Common stock - par value $1.00 per
     share, 10,000,000 shares
     authorized, 3,798,398 issued and             3,798            3,798            3,798
     outstanding
Capital in excess of par value                   10,626           10,626           10,626
Retained earnings                                13,351           12,872            8,926
                                               --------         --------         --------
                                                 27,775           27,296           23,350
                                               --------         --------         --------
Less:
     Treasury stock, at cost, 466,967            (3,216)          (3,216)          (3,216)
                                               --------         --------         --------
          Total shareholders' equity             24,559           24,080           20,134
                                               --------         --------         --------
                                               $ 52,100         $ 48,222         $ 40,227
                                               ========         ========         ========

                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)

                                                       Three Months Ended
                                                     ------------------------
                                                      March 2,      March 4,
                                                        1996          1995
                                                     ----------    ----------

Cash flows from operating activities:
  Net income                                              479        $  382

Adjustment to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                           223           163
  Provision for losses on accounts receivable             (20)          (20)

  Change in assets and liabilities:
    Decrease in accounts receivable                     7,359         9,781
    Increase in inventory                              (7,646)       (9,120)
    (Increase) decrease in other current assets           763           (96)
    Increase in accounts payable
      and accrued expenses                              1,669         2,729
    Increase in income taxes payable                       30           203
    Increase in other assets                              (10)            -
                                                      -------        ------
      Total adjustments                                 2,368         3,640
                                                      -------        ------
      Net cash provided by
        operating activities                            2,847         4,022
                                                      -------        ------


Cash flows from investing activities:
    Purchase of assets -- Pixie Acquisition            (4,150)            -
    Capital expenditures                                 (207)          (98)
    Note receivable related party (Note 2)                  -          (500)
    Proceeds from note receivable                          30            16
                                                      -------        ------
      Net cash used in investing
        activities                                    $(4,327)       $ (582)
                                                      =======        ======

                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)


                                                            Three Months Ended
                                                           ---------------------
                                                           March 2,     March 4,
                                                             1996         1995
                                                           --------     --------
Cash flows from financing activities:
  Net repayments under revolving
    line-of-credit agreements                              $(3,200)     $(3,300)
  Principal payments on debt                                  (250)        (250)
  Proceeds from long-term debt                               4,650         --
                                                           -------      -------

     Net cash provided by (used in)
       financing activities                                  1,200       (3,550)
                                                           -------      -------

Net decrease in cash                                          (280)        (110)

Cash at beginning of period                                    327          132
                                                           -------      -------

  Cash at end of period                                    $    47      $    22
                                                           =======      =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                                 $   294      $   238
  Income taxes                                             $   240      $    16

                             See accompanying notes

                                KLEINERT'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three Months Ended March 2, 1996 and March 4, 1995



(1)  Basis of presentation:

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures presented are adequate for a fair presentation of the financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995.


(2)  Acquisition

         On December 19, 1995, Kleinert's, Inc., through its newly formed, wholly-owned subsidiary, Kleinert's, Inc. of Florida, ("together, the Company"), consummated a transaction (the "Pixie Acquisition") pursuant to which the Company acquired substantially all of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") two Florida corporations, and all of the capital stock of Certified Apparel Services of Honduras, Inc., S.A., a Honduran corporation ("CASH"). Pixie, Certified and CASH, all of which were affiliated entities, are engaged in the manufacture and sale of children's apparel. Concurrent with the Pixie Acquisition, the Company entered into a three year lease agreement with the principal shareholder of Pixie for the premises in which Pixie was conducting business. The Company intends to continue manufacturing operations as was conducted by Pixie, Certified and CASH prior to the Pixie Acquisition.

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

         The acquisition has been accounted for using the purchase method and accordingly, the results of operations are included in the Company's results from the date of acquisition.

         The proforma unaudited results of operations for the three months ended March 2, 1996 and March 4, 1995, assuming consummation of the purchase and amendment of the term debt as of December 4, 1994 are as follows:

                                               Three Months Ended
                                            --------------------------
                                            March 2,          March 4,
                                             1996               1995
                                            --------          --------
                                          (Unaudited)       (Unaudited)
Net sales                                   $11,791           $10,596

Net income                                      479               297

Net income per common share:                    .13               .08


3.       Refinancing of Term Loan

         On February 28, 1996 the Company refinanced its existing term loan and provided for an additional term debt facility of $4,650,000 to finance the purchase of the Pixie assets. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. The total borrowing at March 2, 1996 was $8,049,000 which is payable in quarterly installments of $300,000 through September, 2002 with a final installment of $249,000 due December 2002. The interest rate is based on LIBOR but has been effectively fixed at 7.00% by an interest rate swap agreement with the same bank.


4.       Related Party Transactions

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

         The Company provides certain third party services on behalf of Scott Mills, including data processing and account payable check processing functions and business management services. As a consequence, the balance due the Company fluctuates based on the timing of Scott Mills repayments to the Company for disbursements made on behalf of Scott Mills. On December 1, 1995 the Company executed a working capital agreement with Scott Mills that confirms Scott Mills' obligations to the Company and provides to the Company a first lien and security interest in substantially all of Scott Mills' assets to secure Scott Mills' obligation to repay to the Company the loan balance due of $2,143,000 as of March 2, 1996.

         In March 1995, the Company subleased knitting machines to Scott Mills for a forty-five month term to be used to produce certain fabrics on behalf of the Company. The terms of the sublease were reached at an arms length basis.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's apparel business is highly seasonal. Consequently the sales and operating results for the three months ended March 2, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 1996.

                                          Three Months Ended
                                -------------------------------------
                                               (000's)
                                March 2,       March 4,      Increase
                                  1996          1995        (Decrease)
                                -------        -------       --------
Net sales                       $11,720        $ 7,713        $ 4,007
                                =======        =======        =======

Gross profit                    $ 2,512        $ 2,038        $   474
                                =======        =======        =======

Selling, general and
 administrative expenses        $ 1,426        $ 1,169        $   257
                                =======        =======        =======

         Net sales increased by $4,007,000 or 52% to $11,720,000 from $7,713,000 for the three months ended March 2, 1996 compared to the three months ended March 4, 1995. Sales of products associated with the Pixie business accounted for an approximately 26% increase and the remaining 26% increase related to Kleinert's continuing business. Gross profit increased by $474,000 or 23% primarily as a result of increased sales volume.

         Selling, general and administrative expenses increased 22% or $257,000 primarily reflecting expenses associated with the Pixie business.

         Interest expense in the first quarter of 1996 was $336,000 compared to $269,000 in the first quarter of 1995 reflecting increased borrowing levels associated with the Pixie acquisition.

         Net income increased 25% to $479,000 for the first quarter of 1996 when compared to $382,000 for the first quarter of 1995. Approximately 16% of the increase was attributable to the basic Kleinert's business, while the Pixie acquisition accounted for the balance.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities decreased $1,175,000 from $4,022,000 in the first quarter of 1995 to $2,847,000 in the first quarter of 1996. This reflected lower decreases in accounts receivable when comparing the 1996 first quarter to the 1995 quarter. The funds provided were used primarily to pay down balances on the Company's revolving line-of-credit agreements.

         In consideration for the assets of Pixie and Certified and the shares of CASH, the Company paid an aggregate purchase price of $4,650,000 in cash, of which $500,000 has been retained by the Company pending confirmation of inventory quantities and completion of an audit of CASH.

                  On February 28, 1996 the Company refinanced its existing term loan and provided for an additional term debt facility of $4,650,000 to finance the purchase of the Pixie assets. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. The total borrowing at March 2, 1996 was $8,049,000 which is payable in quarterly installments of $300,000 through September, 2002 with a final installment of $249,000 due December 2002. The interest rate is based on LIBOR but has been effectively fixed at 7.00% by an interest rate swap agreement with the same bank.

         It is expected that the acquisition will enhance the Company's earnings and, ultimately, its cash flows; however, due to the seasonality of the Company's business, additional working capital requirements are anticipated in periods when production levels exceed sales.

         The Company uses its short-term borrowings to build inventory levels for shipment in the fall season.

         The Company believes that cash flow generated by operations, together with amounts available under its existing credit arrangements, should be sufficient to fund its working capital needs in fiscal year 1996 and for the future.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None


         (b) Reports on Form 8-K

             The Company filed a current report on Form 8-K dated December 19, 1995 disclosing the purchase of the assets of Pixie Playmates, Inc., and Certified Sewing Services, Inc. and all of the capital stock of Certified Apparel Services of Honduras, Inc., S.A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KLEINERT'S, INC.





Date:  April 10, 1996          By: /s/ Gerald E. Monigle
- ---------------------             ----------------------
                                   Gerald E. Monigle
                                   Vice President-Finance
                                   (Principal Accounting Officer)