Form 10-Q
period 1996-06-01
KLEINERTS INC /PA/
filed 1996-07-16
CIK 56252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 1, 1996

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 1-6454
                                                 ------

                                KLEINERT'S, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                13-0921860
- -----------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

120 West Germantown Pike, Suite 100
Plymouth Meeting, Pennsylvania                      19462
- -----------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(610) 828-7261
- --------------

- -----------------------------------------------------------------------
                    Former name, former address and former fiscal year,
                              if changed since last report.

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
             Class                   Outstanding at July 11, 1996
- ------------------------------     --------------------------------
         Common Stock                        3,731,431
   Par Value $1.00 per share

                                KLEINERT'S, INC.

                                      INDEX



Part I.   Financial information                                 PAGE
                                                                ----

          Item 1.  Financial statements

                   Consolidated statements of operations          3
                   for the three months and six months
                   ended June 1, 1996 and June 3, 1995

                   Consolidated balance sheets at                 4
                   June 1, 1996, December 2, 1995 and
                   June 3, 1995

                   Consolidated statements of cash flows          6
                   for the six months ended June 1, 1996
                   and June 3, 1995

                   Notes to consolidated financial statements     8

          Item 2.  Management's discussion and analysis of        11
                   the financial condition and results of
                   operations

Part II.  Other information

          Item 6.  Exhibits and Reports on Form 8-K               13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's omitted, except per share amounts)

                                   Three Months Ended         Six Months Ended
                                   ------------------         -----------------
                                   June 1,    June 3,         June 1,   June 3,
                                     1996       1995            1996      1995
                                     ----       ----            ----      ----

Net sales                          $11,291    $10,132        $23,011    $17,845
Cost of goods sold                   8,598      7,641         17,806     13,316
                                   -------    -------        -------    -------

     Gross profit                    2,693      2,491          5,205      4,529
                                   -------    -------        -------    -------

Selling, general and
  administrative expenses            1,372      1,227          2,798      2,396
Interest expense, net                  424        416            760        685
                                   -------    -------        -------    -------
                                     1,796      1,643          3,558      3,081
                                   -------    -------        -------    -------

  Income before income
    taxes                              897        848          1,647      1,448

Provision for income taxes             327        308            598        526
                                   -------    -------        -------    -------

Net income                         $   570    $   540        $ 1,049    $   922
                                   -------    -------        -------    -------

Earnings per share:

Net income                       $   .15    $   .14        $   .28    $   .25
                                   -------    -------        -------    -------

Weighted average shares
  outstanding                        3,767      3,761          3,752      3,759
                                   -------    -------        -------    -------

                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)


                                     ASSETS


                                        June 1,    Dec. 2,    June 3,
                                          1996       1995       1995
                                       -------     ------     ------

Current assets:
    Cash                               $    44     $   327    $   205
    Accounts receivable (net)           13,723      21,899     10,429
    Inventories:
         Raw materials                  10,209       4,222      6,112
         Work-in-process                 5,032       4,321      4,128
         Finished goods                 20,570       5,987     20,093
                                       -------     -------    -------
            Total inventories           35,811      14,530     30,333
                                       -------     -------    -------
    Other current assets                 1,343       2,380      1,740
                                       -------     -------    -------

        Total current assets            50,921      39,136     42,707
                                       -------     -------    -------

Property, plant & equipment, at cost    13,697      11,544     10,998
Less:  accumulated depreciation and
        amortization                     6,516       6,051      5,732
                                       -------     -------    -------
       net property, plant and
        equipment                        7,181       5,493      5,266
                                       -------     -------    -------

Other assets                             4,668       3,593      3,278
                                       -------     -------    -------

                                       $62,770     $48,222    $51,251
                                       =======     =======    =======


                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              June 1,      Dec. 2,      June 3,
                                               1996         1995         1995
                                              -------      -------      -------

Current liabilities
    Notes payable and current portion
      of long-term debt                      $20,245      $14,195       $17,955
    Accounts payable                           6,180        5,024         6,977
    Accrued expenses                           1,129        1,331           792
    Income taxes payable                         386           29           606
                                             -------      -------       -------
         Total current liabilities            27,940       20,579        26,330
                                             -------      -------       -------

Deferred income taxes                            134          134           123
Long-term debt                                 7,629        3,429         4,124
                                             -------      -------       -------
         Total liabilities                    35,703       24,142        30,577
                                             -------      -------       -------

Shareholders' equity:
    Preferred stock-par value $1.00 per
    share, 2,000,000 shares authorized,
    none issued                                   --           --            --

    Common stock par value $1.00 per
    share, 10,000,000 shares authorized,
    4,198,398, 3,798,398 and 3,798,398
    shares issued and outstanding,
    respectively                               4,198        3,798         3,798
    Capital in excess of par value            12,164       10,626        10,626
    Retained earnings                         13,921       12,872         9,466
                                             -------      -------       -------
                                              30,283       27,296        23,890
                                             -------      -------       -------

Less:
    Treasury stock, at cost, 466,967          (3,216)      (3,216)       (3,216)
                                             -------      -------        ------

    Total shareholders' equity                27,067       24,080        20,674
                                             -------      -------       -------

                                             $62,770      $48,222       $51,251
                                             =======      =======       =======

                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)


                                                      Six Months Ended
                                                      June 1,    June 3,
                                                       1996       1995
                                                     --------   --------
Cash flows from operating activities:
  Net income                                         $  1,049   $    922
Adjustments to reconcile net income to
net cash used by operating activities:
  Depreciation and amortization                           472        326
  Provision for losses on accounts receivable             (14)         2

  Change in assets and liabilities:
    Decrease in accounts receivable                     8,219      7,620
    (Increase) in inventory                           (19,242)   (17,636)
    (Increase) decrease in other current assets         1,037       (127)
    Increase in accounts payable and
      accrued expenses                                    953      2,601
    Increase in income taxes payable                      358        505
    (Increase) decrease in other assets                  (129)         3
                                                     --------   --------
      Total adjustments                               ( 8,346)    (6,706)
                                                     --------   --------
      Net cash used in operating activities           ( 7,297)    (5,784)
                                                     --------   --------

Cash flows from investing activities:
    Purchase of assets -- Pixie Acquisition            (4,650)         -
    Capital expenditures                                 (584)      (443)
    Note receivable related party (Note 2)                  -       (500)
    Proceeds from note receivable                          60         40
                                                     --------   --------
      Net cash used in investing activities
        activities                                     (5,174)      (903)
                                                     --------   --------

                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (CONTINUED)


                                                      Six Months Ended
                                                    June 1,      June 3,
                                                      1996        1995
                                                    --------    --------
Cash flows from financing activities:
  Net borrowings under revolving
    line-of-credit agreement                        $ 5,850     $7,260
  Principal payments of debt                           (250)      (500)
  Proceeds from long-term debt                        4,650         --
  Exercise of stock options                           1,938         --
                                                    -------     ------

    Net cash provided by financing
     activities                                      12,188      6,760
                                                    -------     ------

Net increase (decrease) in cash                        (283)        73

Cash at beginning of period                             327        132
                                                    -------     ------

    Cash at end of period                           $    44     $  205
                                                    -------     ------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                        $   505     $  612
    Income taxes                                    $   240     $   75


                             See accompanying notes

                                KLEINERT'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Six Months Ended June 1, 1996 and June 3, 1995


(1)  Basis of presentation:

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Operating results for the six months ended June 1, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures presented are adequate for a fair presentation of the financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995.

(2)  Acquisition

     On December 19, 1995, Kleinert's, Inc., through its newly formed, wholly-owned subsidiary, Kleinert's, Inc. of Florida, ("together, the Company"), consummated a transaction (the "Pixie Acquisition") pursuant to which the Company acquired substantially all of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") two Florida corporations, and all of the capital stock of Certified Apparel Services of Honduras, Inc., S.A., a Honduran corporation ("CASH"). Pixie, Certified and CASH, all of which were affiliated entities, are engaged in the manufacture and sale of children's apparel. Concurrent with the Pixie Acquisition, the Company entered into a three year lease agreement with the principal shareholder of Pixie for the premises in which Pixie was conducting business. To date the Company has continued manufacturing operations as was conducted by Pixie, Certified and CASH prior to the Pixie Acquisition.

     In consideration for the assets of Pixie and Certified and the shares of CASH, the Company paid an aggregate purchase price of $4,650,000 in cash.
The purchase price was financed by the Company through an amendment to its existing bank financing agreement to provide for an additional term debt facility.

     The acquisition has been accounted for using the purchase method, and accordingly, the results of operations are included in the Company's results from the date of acquisition, December 19, 1995.

     The proforma unaudited results of operations for the six months ended June 1, 1996 and June 3, 1995, assuming consummation of the purchase and amendment of the term debt as of December 4, 1994 are as follows:

                                  Three Months Ended        Six Months Ended
                                  ------------------------------------------

                                   June 1,     June 3,    June 1,     June 3,
                                    1996         1995      1996        1995
                                   -------     -------    -------     -------
Net sales                         $11,291      $12,245     $23,082     $22,841

Net income                            570          391       1,049         688

Net income per common share:          .15          .10         .28         .18


(3)  Refinancing of Term Loan

     On February 28, 1996 the Company refinanced its existing term loan and provided for an additional term debt facility of $4,650,000 to finance the Pixie Acquisition. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. The total borrowing at June 1, 1996 was $8,049,000 which is payable in quarterly installments of $300,000 through September, 2002 with a final installment of $249,000 due December 2002. The interest rate is based on LIBOR but has been effectively fixed at 7.00% by an interest rate swap agreement with the same bank.


(4)  Related Party Transactions

     On December 5, 1994 the Company loaned Scott Mills, Inc. ("Scott Mills") $500,000. Scott Mills, formerly an indirect wholly-owned subsidiary of the Company, is a knitting and textile manufacturer and the successor in interest to the Company's textile division, the assets of which were transferred to Scott Mills on November 27, 1993. The loan bears interest, payable annually, at 8 1/2% per annum and the principal is due in full on December 4, 1997. Scott Mills, which has operated independently of the Company since November 27, 1993, continues to be a principal supplier of fabric to the Company.

     The Company provides certain third party services on behalf of Scott Mills, including data processing and account payable check processing functions and business management services for which Scott Mills reimburses the Company. As a consequence, the balance due the Company fluctuates based on the timing of Scott Mills repayments to the Company for disbursements made on behalf of Scott Mills. On December 1, 1995 the Company executed a working capital agreement with Scott Mills that confirms Scott Mills' obligations to the Company and provides to the Company a first lien and security interest in substantially all of Scott Mills' assets to secure Scott Mills' obligation to repay to the Company the loan balance due of $2,488,000 as of June 1, 1996.

     In March 1995, the Company subleased knitting machines to Scott Mills for a forty-five month term to be used to produce certain fabrics on behalf of the Company. The terms of the sublease were reached at an arms length basis.

(5)  Subsequent Events

     Acquisition

     On June 10, 1996, Kleinert's, Inc., Kleinert's, Inc. of Alabama, a wholly-owned subsidiary of Kleinert's, Inc., and Scott Mills, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Scott Mills, Inc. shall be merged with and into Kleinert's, Inc. of Alabama (the "Merger"). In the Merger, each share of Common Stock of Scott Mills, Inc.
which is issued and outstanding on the effective date of the Merger shall be converted into the right to receive $0.03 in cash and such fraction of a share of Kleinert's, Inc. Common Stock as shall have a value of $0.27, based upon the average closing price of the Kleinert's Common Stock for the five trading days immediately preceding the Merger. Cash will be paid in lieu of fractional shares of Kleinert's, Inc. Common Stock otherwise issuable in the Merger.
Based upon approximately 3,368,000 issued and outstanding shares of Common Stock of Scott Mills, Inc., it is expected that Kleinert's, Inc., will issue approximately 56,000 shares of its Common Stock in the Merger. The consummation of the Merger is subject to a number of conditions, including approval of the Merger by the stockholders of Scott Mills, Inc.

     Kleinert's is the largest customer of Scott Mills. Scott Mills' sales for the six months ended June 1, 1996 were $4,118,000 of which $3,685,000 were sales to Kleinert's. The proposed merger of Scott Mills with Kleinert's is expected to permit Kleinert's to maintain its flexibility in servicing its retail customers in its sleepwear and activewear products.

     Stock Repurchase Program

     On June 21, 1996, the Company announced the commencement of a common stock repurchase program. Purchases under the program will occur in the public market and in negotiated private transactions. Total purchases under the repurchase program will not exceed $5,000,000.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's apparel business is highly seasonal. Consequently the sales and operating results for the six months ended June 1, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 1996.

                  Three Months Ended     Six Months Ended
                  ------------------     ----------------
                       ($000's)              ($000's)
                  June 1,    June 3,     June 1,   June 3,
                   1996       1995        1996      1995
                  -------    -------     -------   -------

Net Sales         $11,291    $10,132     $23,011   $17,845
                  =======    =======     =======   =======

Gross Profit      $ 2,693    $ 2,491     $ 5,205   $ 4,529
                  =======    =======     =======   =======

Selling,
 general and
 administrative
 expenses         $ 1,372    $ 1,227    $  2,798   $ 2,396
                  =======    =======    ========   =======

     Net sales increased by $5,166,000 or 29% to $23,011,000 from $17,845,000 for the six months ended June 1, 1996 compared to the six months ended June 3, 1995. Sales of products associated with the Pixie business following the acquisition by Kleinert's of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. and of the Stock of Certified Apparel Services of Honduras, S.A. (the "Pixie Acquisition") accounted for an approximately
19% increase and the remaining 10% increase related to Kleinert's continuing business. Gross profit increased by $676,000 or 15% primarily as a result of increased sales volume.

     Selling, general and administrative expenses increased 17% or $402,000 primarily reflecting expenses associated with the Pixie business.

     Interest expense for the first six months of 1996 was $760,000 compared to $685,000 in the first six months of 1995 reflecting increased borrowing levels associated with financing the Pixie acquisition.

     Net income increased 14% to $1,049,000 for the first six months of 1996 when compared to $922,000 for the first six months of 1995. Approximately 7% of the increase was attributable to the basic Kleinert's business, while the Pixie acquisition accounted for the balance.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities increased from $5,784,000 in the first six months of fiscal year 1995 to $7,297,000 in the first six months of fiscal year 1996. This change resulted from increases in inventory levels during the six months ended June 1, 1996. The higher inventory levels reflect higher production levels in anticipation of increased sales expected for the entire year 1996.

     In consideration for the assets of Pixie and Certified and the shares of CASH purchased in the Pixie Acquisition, the Company paid an aggregate purchase price of $4,650,000 in cash which was financed through an additional term debt facility through an amendment to the Company's bank financing agreement.

     The term loan as amended in connection with the Pixie Acquisition is in the form of an amended and restated term loan note with the same bank as the original term loan. The total borrowing at June 1, 1996, was $8,049,000 which is payable in quarterly installments of $300,000 through September, 2002 with a final installment of $249,000 due December 2002. The interest rate is based on LIBOR but has been effectively fixed at 7.00% by an interest rate swap agreement with the same bank.

     It is expected that the Pixie Acquisition will enhance the Company's earnings and, ultimately, its cash flows; however, due to the seasonality of the Company's business, additional working capital requirements continue to be anticipated in periods when production levels exceed future sales.

     Traditionally the Company has used its short-term borrowings to build inventory levels for shipment in the fall season.

     The Company believes that cash flow generated by operations, together with amounts available under its existing credit arrangements, should be sufficient to fund its working capital needs in fiscal year 1996 and for the foreseeable future.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              (10) Material Contracts

                   (1) Fourth Amendment to line of credit and Term Loan
                       Agreement dated February 28, 1996 by and among Kleinert's, Inc. of Alabama, Kleinert's, Inc. of Florida and CoreStates Bank, N.A.

                   (2) Third Amended and Restated Term Loan Note dated
                       February 28, 1996 between Kleinert's, Inc. of Alabama and Kleinert's, Inc. of Florida and CoreStates Bank, N.A.

                   (3) Guaranty dated February 28, 1996 between Kleinert's, Inc.
                       and CoreStates Bank, N.A.

                   (4) Certificate of Corporate Resolutions dated February
                       1996 -- Kleinert's, Inc. of Florida.

                   (5) Certificate of Corporate Resolutions dated February
                       1996 -- Kleinert's, Inc. of Alabama.

                   (6) Schedule to Master Agreement dated February 28, 1996
                       between Kleinert's, Inc. of Alabama, Kleinert's, Inc. of Florida and CoreStates Bank, N.A.

                   (7) International Swap Dealers Association, Inc. Master
                       Agreement dated February 28, 1996 between Kleinert's, Inc. of Alabama and Kleinert's, Inc. of Florida and CoreStates Bank, N.A.


          (b) Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KLEINERT'S, INC.


       Date: July 16, 1996            By:/s/Gerald E. Monigle
                                         -----------------------------------
                                         Gerald E. Monigle
                                         Vice President--Finance
                                         (Principal Accounting Officer)