Form 10-K/A
period 1995-12-02
KLEINERTS INC /PA/
filed 1996-08-27
CIK 56252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     ------
                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended December 2, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 1-6454
                               KLEINERT'S, INC.
            (Exact name of registrant as specified in its charter)

       Pennsylvania                                         13-0921860
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

120 West Germantown Pike, Suite 100 Plymouth Meeting, Pennsylvania    19462
             (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (610) 828-7261 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                ----------------
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes__X__ No_____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               Yes__X__ No_____


   The aggregate value of the voting stock held by the non-affiliates of the registrant was $29,232,927 at August 23, 1996.


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:




          Class                                Outstanding at August 26, 1996
- -------------------------                      ------------------------------
      Common Stock                                        3,684,391
Par Value $1.00 per share



I. Part I, Item 1, of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 2, 1995 is hereby amended and restated in its entirety as follows:


ITEM 1. BUSINESS

        Kleinert's, Inc. (together with its subsidiaries, "Kleinert's" or the "Registrant") is engaged in the design, manufacture and sale of infants' and children's sleepwear and playwear and children's T-shirts. Kleinert's also manufactures, distributes and sells certain items of personal apparel. In February 1993, Kleinert's declared its textile division, Scott Mills, a discontinued operation, and in July 1993, Kleinert's decided to spin-off the Scott Mills division to its shareholders. In November 1993, Kleinert's contributed substantially all of its textile division's assets, subject to substantially all of its liabilities, to Scott Mills, Inc., a newly formed corporation for all of the outstanding shares of the corporation and the Board of Directors of Kleinert's declared a distribution of one share of Scott Mills, Inc. common stock for every one share of Kleinert's common stock payable to the shareholders of record of Kleinert's common stock at the close of business on the record date, November 27, 1993. This tax free distribution occurred on March 15, 1994 and resulted in 100% of the outstanding shares of Scott Mills, Inc. common stock being distributed to Kleinert's shareholders.

        Kleinert's was founded in 1869 under the name of I.B. Kleinert Rubber Company and was reincorporated in Pennsylvania under its current name in 1970. Kleinert's principal executive offices are located at 120 West Germantown Pike, Suite 100, Plymouth Meeting, Pennsylvania 19462 and its telephone number is
(610) 828-7261.

        On December 19, 1995, Kleinert's, through its newly formed wholly-owned subsidiary, Kleinert's, Inc. of Florida, consummated a transaction (the "Transaction") pursuant to which Kleinert's acquired substantially all of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified"), two Florida corporations, and all of the capital stock of Certified Apparel Services of Honduras, Inc., C.A., a Honduran corporation ("CASH"). Pixie, Certified and CASH, all of which are affiliated entities, are engaged in the manufacture and sale of children's apparel.

        In consideration for the assets of Pixie and Certified and the shares of CASH, Kleinert's paid an aggregate purchase price of $4,650,000 in cash, of which $500,000 was retained by Kleinert's until April 1996 upon confirmation of inventory quantities and completion of an audit of CASH. The purchase price was financed by Kleinert's through an additional term debt facility under an existing bank financing agreement.

        To more reasonably reflect the seasonality of operations, Kleinert's fiscal year ends the Saturday nearest November 30. Fiscal year 1995 was a fifty two week year and fiscal year 1994 was fifty three week year.

Apparel

        Children's Apparel. The sleepwear manufactured by Kleinert's consists of blanket sleepers made of 100% polyester fleece in sizes ranging from newborn to girls' and boys' size 14 and knit sets made of interlock, jersey, doubleknit or terrycloth fabric for infants in sizes ranging from newborn to size 24 months. All of Kleinert's sleepwear is made of 100% polyester and complies with the requirements of the Consumer Products Safety Commission relating to flammability standards (see "Marketing"). Sales of sleepwear represented 50% of children's apparel net sales in fiscal year 1995.

        Kleinert's playwear consists primarily of activewear sets and separates in sizes ranging from newborn through girls' and boys' size 14. Activewear sets are two-piece jog sets consisting of pants and a top made of polyester cotton blend, 100% acrylic fleece or interlock fabric. Separates are the same as the jog sets, except separates consist of either the top or the pant. Kleinert's also manufactures and sells T-shirts, primarily for children, made of 100% cotton or polyester cotton blend, and polo shirts, made of cotton blend in sizes ranging from infant through toddler. Sales of playwear including T-shirts/polo shirts represented 50% of children's apparel net sales in fiscal year 1995.

        Kleinert's has screen print and embroidery equipment which is used in the apparel manufacturing process. Kleinert's in-house staff of artists creates designs which are meticulously engineered onto cut parts and then sewn in the manufacturing process. Typically the screen print equipment is used in the manufacture of jog sets and the embroidery equipment is used in the manufacture of Kleinert's sleepwear products.

        Kleinert's apparel products are sold at retail prices generally ranging from $7.00 to $18.00 for sleepwear, from $6.00 to $14.00 for playwear and from $5.00 to $9.00 for T-shirts/polo shirts (see "Marketing").

        Personal Apparel. Kleinert's manufactures and sells dress and garment shields and distributes personal apparel and sanitary items. Dress and garment shields protect clothing from underarm perspiration stains. The retail price of the personal apparel items sold by Kleinert's generally ranges from $4.25 to $15.90. Kleinert's distributes adult incontinence products under the names "Safe 'N Dry" and "Feel and Sure." These products are distributed in conjunction with Hygienics Industries, Inc., in accordance with an exclusive licensing arrangement. Sales of personal apparel items represented less than 5% of Kleinert's consolidated net sales during each of the last three fiscal years.

Manufacturing

        Production. Kleinert's infants' and children's playwear and sleepwear is cut, sewn, inspected, packaged and warehoused at Kleinert's 340,000 square foot Elba, Alabama facility. The Elba facility performs the same functions with respect to T-shirts and polo shirts, except for the sewing and inspection of T-shirts, which are currently performed at Kleinert's 22,000 square foot Greenville, Alabama facility. The 78,000 and 7,000 square foot Kleinert's, Inc. of Florida facilities near Tampa Bay perform essentially the same functions as the Elba facility with respect to woven children's wear products and some knit products. The knit products are cut first at the Elba facility. Kleinert's Honduras facility is primarily engaged in the sewing, inspection and packaging of woven and knit products.

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

        In an effort to control more closely its apparel manufacturing process, Kleinert's during the past five years has installed new equipment and upgraded existing equipment at a cost of approximately $2,480,000. Kleinert's has installed a completely integrated screen print system, a "real time" work-in-process system to better monitor and control the manufacturing process and additional embroidery machines. During fiscal year 1994, Kleinert's installed in its Elba, Alabama facility the initial portion of a real-time computer based data collection and information warehouse processing system which has enabled improved monitoring of the movement of finished goods as they are warehoused and processed for shipment. This system provides up-to-the minute information both to management and its retail customers and permits Kleinert's to ship more goods in the ever shrinking shipping window as a result of implementation of "Quick Response" via Electronic Data Interchange ("E.D.I."). The installation of the system was completed during fiscal year 1995, enabling Kleinert's to fully utilize the system's benefits during the fiscal year 1995 fall shipping season.

        Kleinert's Elba facility currently operates one eight-hour shift a day for sewing and two shifts a day (when needed) for cutting, screen print and embroidery, five days a week. The Greenville and Florida facilities currently operate one eight-hour shift a day, five days a week. The Honduras facility operates on five and one-half day weeks.

        During fiscal years 1995 and 1994, Kleinert's spent $5,808,000 and $4,086,000, respectively, for contract sewing of T-shirts, jog sets, basic separates, polo shirts and prams. Kleinert's will continue to use outside contractors to manufacture various products in order to meet peak season deliveries which are in excess of the existing in-house manufacturing capacity of Kleinert's.

        Kleinert's has conducted business with several contract sewers in the past few years depending upon the type of product to be manufactured. The principal contractor has been Precision Textiles Inc. (P.T.I.), which has sewn primarily fleece sets or separates; however, Kleinert's believes that there are readily available alternate sources for contract sewing. Kleinert's has been the primary customer of P.T.I. for the past few years.

        Raw Materials. During fiscal year 1995, approximately 42% of the fabric purchased for Kleinert's children's apparel division was purchased from two vendors, including 14% from Scott Mills and approximately 28% from Dyersburg. Vendors are selected on the basis of quality, price and service; however, Kleinert's fabric needs could be met by other vendors at prices that, in most cases, are competitive. The remaining materials used in the manufacture of children's apparel were purchased from a variety of sources.

        Raw materials for Kleinert's personal apparel products are purchased from a limited number of sources. Kleinert's believes that alternative sources are readily available at competitive prices.

Marketing

        Kleinert's apparel products are sold primarily by an in-house sales staff of seven people which is organized on the basis of specific customers. In addition, there are three independent commissioned sales representatives. The independent commissioned sales representatives account for less than 20% of total children's apparel sales. Sales efforts are principally conducted from Kleinert's New York City showroom.

        Kleinert's sells most of its apparel to national chain stores, mass merchandisers, department stores and specialty stores, such as Target Stores, J.C. Penney, Wal-Mart, K-Mart, Federated, Nordstrom and Mercantile Stores. During fiscal year 1995 sales of apparel were made to less than 800 customers. No single customer accounted for more than 10% of Kleinert's consolidated net sales for fiscal year 1995 other than Target Stores and

J.C. Penney, which accounted for approximately 19% and 14%, respectively, of consolidated net sales during the period.

        In recent years Kleinert's has received awards from its customers in recognition of Kleinert's outstanding quality and service. The awards are indicative of strategic partnerships which Kleinert's has been successful in developing over many years of providing quality service and merchandise, particularly as the number of retailers continues to decrease. The result of Kleinert's emphasis on quality is demonstrated by Kleinert's returns and allowances being less than 3% of gross sales in each of the last three fiscal years. This compares with an industry average exceeding 7% of gross sales.

        The apparel division has quick response programs in place with major customers and communicates with many of its vendors and customers via E.D.I. This E.D.I. system allows customers and vendors to communicate purchase orders, invoices, advance shipping notices and available inventory lists electronically. The real-time, work-in-process and warehouse systems aid Kleinert's in servicing the customer by enabling Kleinert's to monitor on a "real time" basis goods on the sewing floor and in the warehouse, thereby permitting Kleinert's to circumvent production bottlenecks that could cause late deliveries.

        Kleinert's markets its personal apparel products exclusively under the Kleinert's label through chain, variety and drug stores, wholesale distributors, fabric centers and direct mail order.

        Backlog. The backlog of orders for apparel goods was approximately $4,486,000 at February 2, 1996 compared with $8,270,000 at January 27, 1995. The amount of unfilled orders at a particular time is affected by a number of factors including the scheduling of manufacturing and product shipping, which in many instances is dependent on the desires of the customer. The decrease in open orders at February 2, 1996 is due in large part to higher shipping production levels of knitsets and T-shirts when compared to January 27, 1995. Kleinert's anticipates that all orders will be filled during the current fiscal year.

Competition

        The infants' and children's apparel markets are highly competitive and include many manufacturers from around the world in all product lines, including some which are larger and have substantially greater market share and resources than Kleinert's. Kleinert's believes that it competes with other manufacturers in each of its markets on the basis of price, quality, service and availability of products.

        Foreign competition has been a significant factor in the apparel industry. Kleinert's believes that it can best compete with foreign competition by providing superior customer service, responding quickly to changes in customer demand and providing more timely deliveries. Purchasing from domestic manufacturers may permit retailers to reduce their inventory levels and lower the risk that product availability will not match consumer demand.

        Kleinert's experiences only limited competition in the personal apparel market.

Employees

        As of January 1, 1996, Kleinert's had 1,454 full time employees including approximately 1,270 in manufacturing (of which 751 are in Elba, 96 in Greenville, 193 in the Florida plants and 230 in Honduras, 24 in merchandising, design and sales, 101 in clerical/administration and 59 in general management). Historically, the number of employees increases during the summer and fall due to seasonal factors. None of Kleinert's United States employees are party to a collective bargaining agreement and Kleinert's believes its employee relations are satisfactory. The employees in Honduras are under a collective bargaining agreement, as required by Honduras laws. Kleinert's considers its relationship with its employees to be good.

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

        The Company does not anticipate that environmental or Occupational Safety Health Act (O.S.H.A.) laws and regulations, or compliance with other federal, state and local laws and regulations, will require substantial expenditures or materially affect its results of operations or financial condition during the foreseeable future unless conditions unknown to the Company are discovered or new or stricter requirements are imposed.


II. Part II, Item 7, of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 2, 1995 is hereby amended and restated in its entirety as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Fiscal Year 1995 Compared to Fiscal Year 1994 and Fiscal Year 1993

Net Sales. The following table presents, for the periods indicated, Kleinert's net sales by product line and segment. Amounts presented below relate only to continuing operations.

                                                  Fiscal Year Ended
                                      -----------------------------------------
                                                   (000's omitted)

                                          Dec. 2,     Dec. 3,      Nov. 27,
                                           1995        1994         1993
                                         -------      ------      --------

Sleepwear                                $37,015      $34,601      $28,610
Playwear                                  31,432       29,892       29,004
T-shirts                                   5,640        3,604        2,634
                                         -------      -------      -------
   Total Children's Apparel               74,087       68,097       60,248
   Personal Apparel                        1,034        1,165        1,180
                                         -------      -------      -------
        TOTAL                            $75,121      $69,262      $61,428
                                         =======      =======      =======


        Kleinert's business is highly seasonal. The second half of the fiscal year (June through November) typically accounts for greater than 70% of Kleinert's annual sales as retail customers typically build inventory levels prior to the August-September "back to school" period and continue to re-stock throughout the fall for the Christmas holiday shopping season. For example, the fourth quarter typically accounts for greater than 50% of the volume for the second half of the fiscal year. Sales volume during the third fiscal quarter can vary depending upon ordering patterns that generally firm up in the July-August time frame. Although Kleinert's first and second quarter business is generally significantly lower, the Pixie acquisition, described below, is expected to enable Kleinert's to leverage its strong presence within the major retail customers and grow Pixie's line of spring and summer children's wear, resulting in improved first and second quarter business in the future.

        Net sales increased $5,859,000, or 8.4%, in fiscal year 1995 compared to fiscal year 1994. This increase was primarily due to a 7% increase ($2,414,000) in sleepwear, a 5% increase ($1,540,000) in playwear and a 56% increase ($2,036,000) in T-shirt sales. The increases represented an increase in market share since retail selling prices remained relatively constant throughout both years.

        Net sales increased $7,834,000, or 13%, in fiscal year 1994 compared to fiscal year 1993. This increase was primarily due to a 21% increase ($5,991,000) in sleepwear and a 37% increase ($970,000) in T-shirt sales. The increase in net sales represented an increase in market share since retail selling prices remained relatively constant throughout both years.

        A substantial portion of the increased market share during the periods presented has resulted from the successful implementation of sleepwear and playwear programs at some of the largest retail chains in the country. Kleinert's has developed a well earned reputation for quality and on-time delivery. Having been given increased opportunities to work with the successful large retailers in an ever consolidating field, Kleinert's has proven its reputation and received additional business. Kleinert's has supported its product penetration primarily by expanding its design effort both by increasing its staff and adding to its state-of-the-art computer assisted design equipment.

        The year ended December 3, 1994 contained 53 weeks and the years ended December 2, 1995 and November 27, 1993 were 52 week years. Sales during the month of December, during which the last week of the 53 week fiscal year would have been derived, were $1,700,000, $2,100,000, and $1,200,000 in the fiscal years 1995, 1994 and 1993, respectively. Consequently, the impact of the additional week for the year ended December 3, 1994, relative to total sales for the entire fiscal year, was not significant.

        Gross Profit. The following table presents, for the periods indicated, Kleinert's gross profit dollars (net sales less cost of goods sold) and gross profit as a percentage of net sales (profit margin) for each of its segments. Amounts presented below relate only to continuing operations:


                                 (000's omitted)

                           Dec. 2, 1995            Dec. 3, 1994           Nov. 27, 1993
                        --------------------   ---------------------  -----------------------
                          % of Net Sales          % of Net Sales          % of Net Sales
                          --------------          --------------          --------------
Children's Apparel      $13,114        17.7%    $12,039        17.7%    $10,639        17.7%

Personal Apparel            371        35.9%        437        37.5%        393        33.3%
                        -------                 -------                 -------
Total                   $13,485        18.0%    $12,476        18.0%    $11,032        18.0%
                        =======                 =======                 =======


        Gross profit increased $1,009,000 in fiscal year 1995 compared to fiscal year 1994 and the profit margin remained stable at 18.0% when compared to fiscal year 1994. Gross profit increased $1,444,000 in fiscal year 1994 compared to fiscal year 1993 while the profit margin remained stable at 18.0% when compared to fiscal year 1993.

        General corporate expenses which are included in cost of goods sold increased $743,000 to $1,704,000 in fiscal year 1995 compared to $961,000 in fiscal year 1994. The increase was primarily the result of increased salaries, legal expenses and reduced reimbursement from Scott Mills to Kleinert's for certain corporate support services in fiscal year 1995 when compared to fiscal year 1994.

        Total overhead included in cost of goods sold also included a large fixed cost component related to Kleinert's Alabama's Elba, Alabama manufacturing facility that has remained relatively constant and has not increased in proportion to the additional sales volume. This has served to stabilize margins in spite of extreme competitive pressure on product pricing and the increase in general corporate expenses noted between fiscal year 1994 and 1995. Kleinert's intends to continue to maintain margins at current levels by controlling fixed costs and seeking to lower variable costs through volume purchasing of raw materials and sourcing of labor as required.

        General corporate expenses which are included in cost of goods sold decreased $563,000 in fiscal year 1994 compared to fiscal year 1993 principally due to the reimbursement by Scott Mills for management time and other expenses spent by Kleinert's on its behalf.

        Depreciation and amortization expense was $676,000, $674,000 and $695,000 in the three fiscal years ended December 2, 1995, December 3, 1994 and November 27, 1993, respectively.

        Selling, General and Administrative Expenses. The following table presents, for the periods indicated, Kleinert's selling, general and administrative expenses, including design, merchandising and related expenses, in dollars and as a percentage of net sales for each of its segments. Amounts presented below relate only to continuing operations:



                                 (000's omitted)

                           Dec. 2, 1995          Dec. 3, 1994          Nov. 27, 1993
                       --------------------   -------------------   --------------------
                          % of Net Sales        % of Net Sales         % of Net Sales
                          --------------        --------------         --------------

Children's Apparel      $4,971         6.7%    $4,967         7.3%    $4,322         7.2%

Personal Apparel           180        17.4%       183        15.7%       303        25.7%
                        ------                 ------                 ------
Total                   $5,151         6.9%    $5,150         7.4%    $4,625         7.5%
                        ======                 ======                 ======


        The percentage of selling, general and administrative expenses to net sales ("expense ratio") decreased to 6.9% in fiscal year 1995 from 7.4% in fiscal year 1994. The decrease represented increased sales volume compared to relatively constant expenses when comparing fiscal year 1995 to fiscal year 1994.

        The expense ratio decreased slightly in fiscal year 1994 when compared to fiscal year 1993 due principally to increased expenses in the children's apparel division which were offset by lower expenses in the personal apparel division. The increased expenses in the children's apparel division were principally due to more designers and higher marketing salaries. The decrease in expenses in the personal apparel segment was due to lower product development costs and administrative expenses.

        Interest Expense. Interest expense in fiscal year 1995 was $1,651,000, a $248,000 increase when compared to fiscal year 1994. The increase was principally due to higher average short-term borrowing levels and higher short-term interest rates. Interest expense in fiscal year 1994 was $1,403,000, a $115,000 increase when compared to fiscal year 1993. The increase was due primarily to higher short-term interest rates partially offset by lower average short-term borrowing levels.

        Discontinued Operations. In February 1993, Kleinert's declared the textile division, Scott Mills, a discontinued operation. In July 1993, Kleinert's decided to spin-off the Scott Mills division to its shareholders. In November 1993, Kleinert's contributed substantially all of its textile division's assets, subject to substantially all of its liabilities, to Scott Mills, Inc., a newly formed corporation, for all of the outstanding shares of the corporation and the Board of Directors declared a distribution of one share of Scott Mills, Inc. common stock for every one share of Kleinert's Common Stock payable to the shareholders of record of Kleinert's Common Stock at the close of business on November 27, 1993. The distribution occurred on

March 15, 1994 and resulted in 100% of the outstanding shares of Scott Mills Common Stock being distributed to Kleinert's shareholders.

        The textile division was classified in Kleinert's consolidated statement of operations as a discontinued operation for fiscal year 1993. Textile sales and losses which were excluded from continuing operations during the period are set forth below:

                                                             Fiscal Year 1993
                                                             ----------------
                                                              (000's omitted)

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


Income Taxes

        The effective tax rates for fiscal years 1995, 1994 and 1993 relating to continuing operations were 35.2%, 34.6%, and 35.0%, respectively.

Impact of Inflation and Changing Prices on Sales and Income from Operations

        Although Kleinert's costs for raw materials, labor and equipment are influenced by inflation, management believes that inflation has not had a material impact on the Kleinert's operations prior to fiscal year 1994. In fiscal year 1994, Kleinert's experienced an increase in raw material prices which continued into fiscal year 1995. Raw material prices are not expected to change significantly in 1996. Kleinert's does not expect to be able to increase its selling prices to any great extent during fiscal year 1996; therefore Kleinert's continues to examine all of its costs in an effort to maintain its profit margins.

        Liquidity and Capital Resources

        At December 2, 1995, Kleinert's had working capital of $18,557,000 compared to $16,511,000 at December 3, 1994. The ratio of current assets to current liabilities was 1.91 to 1.0 and 2.0 to 1.0 at December 2, 1995 and December, 3, 1994, respectively. The ratio of liabilities to equity was 1.0 to
1.0 and 1.0 to 1.0 at December 2, 1995 and December 3, 1994, respectively. During fiscal year 1995, Kleinert's had unsecured lines of credit of $42,000,000 with maximum outstanding borrowings of $23,480,000. At December 2, 1995 $13,000,000 was outstanding under the lines of credit. For fiscal year 1996, Kleinert's has unsecured lines of credit aggregating $42,000,000 with borrowing rates at the respective banks' prevailing prime rates or matched funds rates which are fixed short-term rates below prime rate.

        Kleinert's anticipates spending approximately $1,480,000 for capital expenditures in fiscal year 1996 primarily for building improvements at the Elba facility, leasehold improvements at the New York office and showrooms and to replace old equipment which Kleinert's believes will improve its manufacturing operations. Depreciation expense is expected to approximate $980,000 for fiscal year 1996.

        Kleinert's sold its non-operating property in June 1994 for $500,000 which required Kleinert's to accept a 3 year $350,000 note receivable. The sale of the property resulted in a small loss. The balance on the note receivable at December 2, 1995 was $200,000.

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

        Kleinert's believes that cash flow generated by operations, together with amounts available under its existing credit arrangements, should be sufficient to fund Kleinert's working capital needs in fiscal year 1996 and for the future.

        It is expected that the acquisition will enhance Kleinert's earnings and ultimately its cash flows; however, due to the seasonality of Kleinert's business additional working capital requirements are anticipated in periods when production levels exceed sales.

Impact of Recently Issued Accounting Standards

        In March 1995, the FASB issued Statement No. 121 Accounting for the Impairment Of Long-Lived Assets To Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Kleinert's expects the impact of adoption in 1997 will be insignificant.

        In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes new accounting and reporting standard which reflect the standards' "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use existing accounting rules or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. Kleinert's will elect to continue to use existing accounting rules. Both statements are effective for fiscal years beginning after December 15, 1995 and accordingly will not be required until fiscal year 1997.

III. Part II, Item 8, of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 2, 1995 is hereby amended and restated in its entirety as follows:

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----

Reports of Independent Auditors  .......................................
Consolidated Balance Sheets at December 2, 1995 and December 3, 1994. .. Consolidated Statements of Operations for the Fiscal Years ended
  December 2, 1995, December 3, 1994 and November 27, 1993. ............
Consolidated Statements of Shareholders' Equity for the Fiscal Years
  ended December 2, 1995, December 3, 1994 and November 27, 1993. ......
Consolidated Statements of Cash Flows for the Fiscal Years ended
  December 2, 1995, December 3, 1994 and November 27, 1993. ............
Notes to Consolidated Financial Statements  ............................

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

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                                Price Waterhouse LLP


PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
February 14, 1994

                               KLEINERT'S, INC.
                         CONSOLIDATED BALANCE SHEETS
                    DECEMBER 2, 1995 AND DECEMBER 3, 1994
                               ($000'S OMITTED)


                             ASSETS                                 1995        1994
                                                                  ---------   ---------
Current assets:
     Cash  ....................................................    $   327     $   132
     Accounts receivable (net of allowances for doubtful
        accounts of $259 and $188, respectively) ..............     21,899      18,036
     Inventories:
          Raw materials  ......................................      4,222       4,077
          Work-in-process  ....................................      4,321       2,942
          Finished goods  .....................................      5,987       5,677
                                                                   -------     -------
               Total inventories  .............................     14,530      12,696
                                                                   -------     -------
     Other current assets  ....................................      2,380       1,613
                                                                   -------     -------
          Total current assets  ...............................     39,136      32,477
                                                                   -------     -------
Property, plant and equipment, at cost
     Building and leasehold improvements  .....................      5,106       4,622
     Machinery and equipment  .................................      6,070       5,578
     Furniture and fixtures  ..................................        368         369
                                                                   -------     -------
                                                                    11,544      10,569
     Less accumulated depreciation  ...........................      6,051       5,427
                                                                   -------     -------
     Net property, plant and equipment  .......................      5,493       5,142
                                                                   -------     -------
Cash surrender value (net)  ...................................      2,402       2,087
Other assets  .................................................      1,191         756
                                                                   -------     -------
                                                                   $48,222     $40,462
                                                                   =======     =======

                See notes to consolidated financial statements

                               KLEINERT'S, INC.
                  CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                    DECEMBER 2, 1995 AND DECEMBER 3, 1994
                               ($000'S OMITTED)


             LIABILITIES AND SHAREHOLDERS' EQUITY                 1995        1994
                                                                 -------     -------
Current liabilities:
     Notes payable and current portion of long-term debt  ...    $14,195     $10,695
     Accounts payable  ......................................      5,024       3,585
     Accrued expenses  ......................................      1,360       1,686
                                                                 -------     -------
          Total current liabilities  ........................     20,579      15,966
Deferred income taxes  ......................................        134         123
Long-term debt  .............................................      3,429       4,624
                                                                 -------     -------
          Total liabilities  ................................     24,142      20,713
                                                                 -------     -------
Shareholders' equity
     Preferred stock -- par value $1.00 per share, 2,000,000
        shares authorized, none issued ......................         --          --
     Common stock -- par value $1.00 per share, 10,000,000
        shares authorized, 3,798,398 shares issued ..........      3,798       3,798
     Capital in excess of par value  ........................     10,626      10,626
     Retained earnings  .....................................     12,872       8,541
                                                                 -------     -------
                                                                  27,296      22,965
Less:
     Treasury stock, at cost, 466,967 common shares  ........     (3,216)     (3,216)
                                                                 -------     -------
          Total shareholders' equity  .......................     24,080      19,749
                                                                 -------     -------
                                                                 $48,222     $40,462
                                                                 =======     =======

                See notes to consolidated financial statements

                               KLEINERT'S, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     FISCAL YEARS ENDED DECEMBER 2, 1995,
                    DECEMBER 3, 1994 AND NOVEMBER 27, 1993
                  ($000'S OMITTED, EXCEPT PER SHARE AMOUNTS)


                                                                 1995        1994         1993
                                                               ---------   ---------    ---------
Net sales  .................................................    $75,121     $69,262     $61,428
Cost of goods sold  ........................................     61,636      56,786      50,396
                                                                -------     -------     -------
     Gross profit  .........................................     13,485      12,476      11,032
                                                                -------     -------     -------
Selling, general and administrative expenses  ..............      5,151       5,150       4,625
Interest expense  ..........................................      1,651       1,403       1,288
                                                                -------     -------     -------
                                                                  6,802       6,553       5,913
                                                                -------     -------     -------
     Income from continuing operations before income taxes
        and cumulative effect of change in accounting for
        income taxes .......................................      6,683       5,923       5,119
Provision for income taxes  ................................      2,352       2,051       1,794
                                                                -------     -------     -------
     Income from continuing operations before cumulative
        effect of change in accounting for income taxes ....      4,331       3,872       3,325
Discontinued operations:
     Loss from operations of discontinued textile business
        net of applicable income tax benefit ...............         --          --      (1,263)
                                                                -------     -------     -------
     Income before cumulative effect of change in accounting
        for income taxes ...................................      4,331       3,872       2,062
                                                                -------     -------     -------
Cumulative effect of change in accounting for income taxes .         --         210          --
                                                                -------     -------     -------
Net income  ................................................    $ 4,331     $ 4,082     $ 2,062
                                                                =======     =======     =======

Earnings per share:
     Income from continuing operations before change in
        accounting for income taxes ........................    $  1.15     $  1.04     $   .93
     Discontinued operations  ..............................         --          --        (.35)
     Cumulative effect of change in accounting for
        income taxes .......................................         --         .06          --
                                                                -------     -------     -------
     Net income  ...........................................    $  1.15     $  1.10     $   .58
                                                                =======     =======     =======
Weighted average shares outstanding  .......................      3,750       3,702       3,569
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


                                              Number of                  Capial in                                    Total
                                               Shares        Common      Excess of     Retained      Treasury     Shareholders'
                                             Outstanding      Stock      Par Value     Earnings       Stock          Equity
                                            -------------   ---------    -----------   ----------   ----------   ---------------

Balance, November 28, 1992  .............     3,255,098      $3,653       $ 9,788       $ 6,398      $(2,383)        $17,456
Exercise of non-statutory stock options .       137,500         137           725                                        862
Repurchase of common stock  .............       (25,000)                                                (289)           (289)
Dividend payable  .......................                                                (4,001)                      (4,001)
Net income  .............................            --          --            --         2,062           --           2,062
                                              ---------      ------       -------       -------      -------         -------
Balance, November 27, 1993  .............     3,367,598       3,790        10,513         4,459       (2,672)         16,090
Exercise of incentive stock options  ....         8,333           8            61                                         69
Repurchase of common stock  .............       (44,500)                                                (544)           (544)
Tax benefit of exercise of stock options .                                     52                                         52
Net income  .............................            --          --            --         4,082           --           4,082
                                              ---------      ------       -------       -------      -------         -------
Balance, December 3, 1994  ..............     3,331,431       3,798        10,626         8,541       (3,216)         19,749
                                              =========      ======       =======       =======      =======         =======
Net income  .............................            --          --            --         4,331           --           4,331
                                              ---------      ------       -------       -------      -------         -------
Balance, December 2, 1995  ..............     3,331,431      $3,798       $10,626       $12,872      $(3,216)        $24,080
                                              =========      ======       =======       =======      =======         =======


                 See notes to consolidated financial statements

                               KLEINERT'S, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FISCAL YEARS ENDED DECEMBER 2, 1995,
                    DECEMBER 3, 1994 AND NOVEMBER 27, 1993
                               ($000'S OMITTED)

                                                                          1995        1994         1993
                                                                        ---------   ---------    ---------
Cash flows from operations:
     Net income  ....................................................    $ 4,331     $ 4,082     $ 2,062
Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization  .................................        676         674       1,361
     Cumulative effect of change in accounting principle  ...........         --        (210)         --
     Provision for estimated operating losses on discontinued operations      --          --        (492)
     Loss on disposal of fixed assets  ..............................         --          29           2
     Provision for losses on accounts receivable  ...................         71          80          39
     Change in assets and liabilities:
          Increase in accounts receivable  ..........................     (3,915)       (318)     (1,613)
          (Increase) decrease in inventory  .........................     (1,834)       (943)      1,736
          (Increase) decrease in other current assets  ..............       (767)       (450)        652
          Increase (decrease) in accounts payable and accrued expenses     1,186      (1,529)      1,998
          Increase (decrease) in income taxes payable  ..............        (73)         --         (20)
          Increase in deferred income taxes  ........................         11          89          36
                                                                         -------     -------     -------
               Total adjustments  ...................................     (4,645)     (2,578)      3,699
                                                                         -------     -------     -------
               Net cash (used in) provided by operating activities  .       (314)      1,504       5,761
                                                                         -------     -------     -------
Cash flows from investing activities:
     Capital expenditures  ..........................................     (1,012)       (618)       (704)
     Note receivable related party  .................................       (500)         --          --
     Proceeds from sale of non-operating property  ..................         --         185          --
     Decrease in restricted cash  ...................................         --          --         237
     Additions to other assets  .....................................       (384)       (457)       (570)
     Proceeds from note receivable  .................................        100          --          --
                                                                         -------     -------     -------
               Net cash used in investing activities  ...............     (1,796)       (890)     (1,037)
                                                                         -------     -------     -------
Cash flows from financing activities:
     Net borrowings and (repayments) under revolving line-of-credit
        agreement ...................................................      3,500       1,389      (3,229)
     Proceeds from long-term debt  ..................................         --         544         289
     Dividends paid  ................................................         --      (1,300)         --
     Principal payments on debt  ....................................     (1,195)     (1,389)     (1,445)
     Principal payments on capital leases  ..........................         --         (18)       (604)
     Proceeds from exercise of stock options  .......................         --          69         862
     Payments to acquire treasury stock  ............................         --        (544)       (289)
                                                                         -------     -------     -------
               Net cash provided by (used in) financing activities  .      2,305      (1,249)     (4,416)
                                                                         -------     -------     -------
Net increase (decrease) in cash  ....................................        195        (635)        308
Cash at beginning of period  ........................................        132         767         459
                                                                         -------     -------     -------
Cash at end of period  ..............................................    $   327     $   132     $   767
                                                                         =======     =======     =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest  ......................................................    $ 1,730     $ 1,150     $ 1,650
     Income taxes  ..................................................    $ 2,046     $ 2,289     $ 1,010
Equipment purchased under capital leases  ...........................         --          --     $   140
Accrued dividends payable  ..........................................         --          --     $ 4,001
Tax benefit of exercise of stock options  ...........................         --     $    52          --
Note receivable on sale of non-operating property  ..................         --     $   350          --


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

                See notes to consolidated financial statements

                                KLEINERT'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FISCAL YEARS ENDED DECEMBER 2, 1995,
                     DECEMBER 3, 1994 AND NOVEMBER 27, 1993

1. BUSINESS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business of the Company -- The Company manufactures and sells infants' and children's sleepwear and activewear and personal apparel, including such items as dress and garment shields. The Company's principal customers are national chain stores, mass merchandisers, department stores and specialty stores. See Note 10 for information on business segments. The Company treated its textile division (Scott Mills) as a discontinued operation during fiscal year 1993. Scott Mills was spun-off in a tax-free distribution on November 27, 1993.

        Principles of Consolidation -- The consolidated financial statements include the accounts of Kleinert's, Inc. (Kleinert's) and its wholly-owned subsidiaries, Kleinert's, Inc. of Alabama, Kleinert's, Inc. of Delaware and Kleinert's, Inc. of New York. All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Fiscal Year -- The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest November 30. Fiscal years 1995 and 1993 are fifty two week years. Fiscal year 1994 was a fifty three week year.

        Inventories -- Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Aggregate corporate general and administrative charges were $1,704,000, $961,000 and $1,524,000 for fiscal years 1995, 1994 and 1993, respectively. Such costs remaining in inventory at December 3, 1995 and November 27, 1994 were approximately $390,000 and $211,000, respectively.

        Revenue Recognition -- The Company's sale of product is made net of returns, allowances and discounts.

        Property, Plant and Equipment -- The Company depreciates property, plant and equipment over their estimated useful lives, principally on a straight-line basis.

                                                            Useful Lives
                                                            ---------------
Buildings  ..................                               30 -- 40 years
Leasehold improvements  .....                               Term of lease
Machinery and equipment  ....                               3 -- 10 years
Furniture and fixtures  .....                               3 -- 5 years


        Earnings Per Share -- Earnings per share has been computed based on the weighted average number of common shares outstanding and common stock equivalent shares deemed outstanding during each period presented.

        Goodwill -- Goodwill, included in other assets, represents the excess of the cost over the fair value of the net assets at the date of acquisition and is being amortized using the straight-line method over 40 years.

        Income Taxes -- Effective November 28, 1993, the Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS #109). This statement requires recognition of deferred tax assets and liabilities for all timing differences resulting from reporting certain income and expense items differently for income tax and financial accounting purposes. In prior fiscal years income taxes were accounted for under APB Opinion No. 11. The impact of the adoption of the change in accounting for income taxes during fiscal year 1994 was $210,000.

                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

1. Business of the Company and Summary of Significant Accounting Policies - (Continued)

        Financial Statement Reclassification -- Certain prior years' amounts in the consolidated financial statements have been reclassified to conform to the fiscal year 1995 presentation.

        Stock Based Compensation -- The Company accounts for stock options according to the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes new accounting and reporting standards which reflect the standards' "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use existing accounting rules or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. The Company will elect to continue to use existing accounting rules. The new statement is effective for fiscal years beginning after December 15, 1995. Accordingly, the new standards pro-forma disclosure provisions will be required for the Company for its fiscal year ending November 29, 1997.

        Accounting for the Impairment of Long-Lived Assets -- In March 1995, the FASB issued Statement No. 121 Accounting for the Impairment of Long-Lived Assets to Be disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995 and accordingly will not be required until fiscal year 1997. The Company expects the impact of adoption in 1997 will be insignificant.

2. FINANCING ARRANGEMENTS

        Financing arrangements consist of the following:

                                                 1995                       1994
                                       ------------------------   ------------------------
                                         Current     Long-Term     Current     Long-Term
                                        ---------   -----------    ---------   -----------
                                                        ($000's omitted)
Term loans  .........................    $ 1,000      $2,649       $ 1,000       $3,649
Short-term borrowings, reclassified .         --          --            --           --
Revolving line of credit  ...........     13,000          --         9,500           --
Revenue bond  .......................        195         780           195          975
Capital leases  .....................         --          --            --           --
                                         -------      ------       -------       ------
                                         $14,195      $3,429       $10,695       $4,624
                                         =======      ======       =======       ======


                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

2. Financing Arrangements  - (Continued)

        The following information relates to the Company's short-term revolving lines of credit:

                                                                  Weighted
                 Weighted             Maximum Amount           Average Amount
                  Average             Outstanding At             Outstanding
                 Interest          Any Fiscal Month-End          During The
                 Rate (1)           During the Period            Period (2)
                 ----------        --------------------         --------------
                                       ($000's omitted)

1995  .........     7.0%                 $23,480                   $13,521
1994  .........     6.3%                 $20,540                   $11,388
1993  .........     5.6%                 $19,475                   $12,866

- ------
(1) The weighted average interest rate for each period was computed by dividing interest expense by the weighted average amount outstanding.

(2) The weighted average amount outstanding for each period was computed by averaging the daily balances during the year.

        The Company's agreement with its banks provided for a $42,000,000 unsecured line of credit for use in fiscal year 1995 bearing interest between 6.40% and the prime rate (8.75% as of December 2, 1995) and required compensating balances. For fiscal year 1996, the Company has available $42,000,000 in unsecured lines of credit. On December 2, 1995 the unused portion of the lines of credit was $29,000,000. The Company's unsecured term loan is payable in quarterly installments of $250,000 through September 1999 and bears interest at the prime rate plus one-quarter percent. The prime rate was 8.75% at December 2, 1995 and 8.5% at December 3, 1994. On November 10, 1994 the Company amended the term loan to borrow an additional $544,000.

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

        Aggregate maturities of long-term debt after December 2, 1995, are as follows: 1996 -- $1,195,000; 1997 -- $1,195,000; 1998 -- $1,195,000; 1999 --
$844,000; 2000 -- $195,000; thereafter -- 0.

        Borrowings against the cash surrender value of officers' life insurance policies amounted to $3,450,000 and $3,030,000 as of December 2, 1995 and December 3, 1994, respectively. These borrowings are recorded as a reduction in the related assets and bear interest ranging from 7.11% to 7.20% in fiscal year 1995.

3. DISCONTINUED OPERATIONS

        On February 11, 1993, the Board of Directors approved a plan to dispose of the Company's textile division, known as Scott Mills. In August 1993, the Company organized Scott Mills, Inc., and its wholly-owned subsidiary, Scott Mills, Inc. of North Carolina, to operate the Scott Mills Division independently

                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

3. Discontinued Operations  - (Continued)

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

        The loss from discontinued operations included in the Consolidated Statement of Operations is as follows:



                                                                    1993
                                                                --------------
                                                               ($000's omitted)

Operating loss before income tax benefit  ..............           $2,677
Income tax benefit  ....................................             (922)
                                                                   ------
Net loss  ..............................................            1,755
Less fiscal year 1993 provision for additional operating
  losses through date of disposal, net of income tax
  benefit of $249 ......................................             (492)
                                                                   ------
Loss from discontinued operations  .....................           $1,263
                                                                   ======

4. INCOME TAXES

        Income tax expense (benefit) is included in the financial statements as follows:

                                   Liability Method           Deferred Method
                              ---------------------------     ---------------
                                 1995             1994              1993
                              ----------       ----------        ----------
Continuing operations  ..     $2,352,000       $2,051,000        $1,794,000
Discontinued operations .             --               --          (673,000)
                              ----------       ----------        ----------
                              $2,352,000       $2,051,000        $1,121,000
                              ==========       ==========        ==========

                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

4. Income Taxes  - (Continued)

        The provision for income taxes consists of the following:

                             Liability Method                 Deferred Method
                     -------------------------------          ---------------
                        1995                 1994                   1993
                     ----------           ----------             ----------

Current:
     Federal ......  $2,245,000           $1,838,000             $1,201,000
     State ........     135,000               43,000                     --
                     ----------           ----------             ----------
                      2,380,000            1,881,000              1,201,000
                     ----------           ----------             ----------
Deferred:
     Federal ......     (30,000)             176,000                (80,000)
     State ........       2,000               (6,000)                    --
                     ----------           ----------             ----------
                        (28,000)             170,000                (80,000)
                     ----------           ----------             ----------
                     $2,352,000           $2,051,000             $1,121,000
                     ==========           ==========             ==========

        The components of the deferred tax provision, including the related tax effects of timing differences, are as follows:

                                                  Deferred Method
                                                  ---------------
                                                        1993
                                                      --------

           Depreciation  ............                 $ 22,000
           Inventory reserves  ......                  (58,000)
           Benefit plans  ...........                  (32,000)
           Bad debt expense  ........                  (13,000)
           Charitable contributions .                   21,000
           Capital leases  ..........                  (13,000)
           Vacation  ................                   (7,000)
                                                      ---------
                                                      $(80,000)
                                                      =========

        Income tax expense differs from the amount computed by applying the federal tax rate to income before income taxes are as follows:

                                                             Liability Method         Deferred Method
                                                         -------------------------    ---------------
                                                            1995           1994             1993
                                                         ----------     ----------       ----------
Statutory rate applied to income from continuing
  operations before income taxes ....................    $2,272,000     $2,014,000       $1,740,000
State taxes, net of federal benefit  ................        90,000         28,000           41,000
Other  ..............................................       (10,000)         9,000           13,000
                                                         ----------     ----------       ----------
                                                          2,352,000      2,051,000        1,794,000
                                                         ----------     ----------       ----------
Income tax benefit of discontinued operations  ......            --             --         (673,000)
                                                         ----------     ----------       ----------
                                                         $2,352,000     $2,051,000       $1,121,000
                                                         ==========     ==========       ==========

                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

4. Income Taxes  - (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets, as of December 2, 1995 and December 3, 1994 are as follows:

                                               1995                   1994
                                             --------               --------
Deferred Tax Assets:
     Benefit plans  ............             $156,000               $121,000
     Inventory reserves  .......               75,000                 88,000
     Bad debt expense  .........               92,000                 68,000
     Vacation  .................               15,000                 27,000
                                             --------               --------
          Total deferred tax
             assets ............             $338,000               $304,000
                                             --------               --------
Deferred Tax Liabilities:
     Depreciation  .............             $290,000               $244,000
     Charitable contributions  .                   --                 40,000
                                             --------               --------
          Total deferred tax
             liabilities .......              290,000                284,000
                                             --------               --------
               Net deferred tax
                  asset ........             $ 48,000               $ 20,000
                                             ========               ========


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


                                                       1995          1994           1993
                                                     ---------     ---------     ---------

Benefits earned during the period  ..............    $ 289,688     $ 271,405     $ 275,657
Interest cost on benefits earned in prior years .      231,054       209,540       182,751
Net investment (income) loss  ...................     (475,375)       88,677      (213,693)
Net amortization and deferral  ..................      207,339      (317,020)       10,696
                                                     ---------     ---------     ---------
                                                     $ 252,706     $ 252,602     $ 255,411
                                                     =========     =========     =========

        The projected benefit obligation below is based on the following assumptions:

                                                        1995      1994       1993
                                                       ------    ------     ------

Discount rate  .....................................    7.0 %     7.75%      7.25%
Weighted average expected long-term rate of return .    8.75%     7.75%      7.25%
Annual rate of increased compensation  .............    4.0 %     5.0 %      5.0 %


                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

5. Retirement Plans  - (Continued)

        The following is a reconciliation of the Plan's assets and liabilities to amounts recorded in the Company's financial statements:


                                                                            1995           1994
                                                                        ------------   ------------
Present value of future benefit payments based on service to date and present pay levels:
     Vested  ........................................................    $3,295,523     $2,506,847
     Non-vested  ....................................................        88,664         56,531
                                                                         ----------     ----------
          Accumulated benefit obligation  ...........................     3,384,187      2,563,378
     Projected pay increases  .......................................       472,967        389,001
                                                                         ----------     ----------
          Projected benefit obligation (PBO)  .......................     3,857,154      2,952,379
Fair value of plan assets available for benefits  ...................     3,494,944      2,916,825
                                                                         ----------     ----------
Assets (Liabilities) in excess of PBO  ..............................      (362,210)       (35,554)
Items not yet recognized in the Company's balance sheet:
     Unamortized transition asset  ..................................      (130,646)      (149,309)
     Unamortized prior service cost  ................................        27,707         38,318
     Unrecognized net actuarial and investment losses  ..............       560,099        247,952
                                                                         ----------     ----------
     Prepaid pension cost  ..........................................    $   94,950     $  101,407
                                                                         ==========     ==========



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

        Rent expense under operating leases was $1,350,000, $1,094,000 and $1,207,000 in fiscal years 1995, 1994 and 1993, respectively. Minimum rentals for operating leases (principally office space, machinery and equipment) that have initial or remaining noncancelable lease terms in excess of one year as of December 2, 1995 are as follows:


                          Fiscal Year      Amount
                          -----------    ----------

                            1996 --      $  853,000
                            1997 --         722,000
                            1998 --         597,000
                            1999 --         535,000
                            2000 --         434,000
                                         ----------
                            Total        $3,141,000
                                         ==========

                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

6. Property, Plant and Equipment and Lease Commitments  - (Continued)

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

        The information with respect to these incentive stock option plans is as follows:


                                                           Fiscal Year Ended
                                             --------------------------------------------
                                               12/2/95          12/3/94          11/27/93
                                             ---------        ---------        ----------

Options outstanding beginning of period .      190,000          215,000           175,000
Granted under New Plan (1)  .............       10,000               --            40,000
Exercised  ..............................           --           (8,333)               --
Canceled  ...............................           --          (16,667)               --
                                             ---------        ---------        ----------
Options outstanding end of period  ......      200,000          190,000           215,000
                                             ---------        ---------        ----------
Exercise price per share  ...............    $6.90-$18.00     $6.90-$12.50     $6.90-$12.50
Options exercisable end of period  ......      193,333          185,000           129,997


- ------
(1) Options granted during fiscal year 1995 were granted at $18.00. Options granted during fiscal year 1993 were granted at prices ranging from $8.25 to $12.50 per share.

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

                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

8. Commitments  - (Continued)

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

        The Company is party to an agreement with Precision Textile, Inc. (P.T.I.), a related party, whereby P.T.I. provides low cost contract sewing labor for the Company's children's apparel division. This agreement offers the Company the exclusive use of P.T.I.'s low cost sewing labor in exchange for a guarantee by the Company to purchase 100% of P.T.I.'s capital stock (for no more than $400,000) if certain production levels are not maintained. Purchases from P.T.I. included in cost of goods sold were approximately $2,525,000, $2,539,000 and $2,377,000 in fiscal years 1995, 1994 and 1993, respectively. Amounts payable to P.T.I. were $64,000 and $30,000 at December 2, 1995 and December 3, 1994, respectively. The Company is presently renewing the existing agreement with P.T.I. on a year-to-year basis.

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

                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

10. SEGMENT INFORMATION

        The Company's products are principally grouped into two industry segments: children's apparel and other. Corporate assets include cash, pension assets, cash surrender value of life insurance, non-trade receivables, general corporate assets and goodwill.


                                                           Fiscal Year Ended
                                                    --------------------------------
                                                    12/2/95     12/3/94     11/27/93
                                                    -------     -------      -------
                                                            ($000's omitted)
Net sales to unaffiliated customers:
     Children's apparel  .......................    $74,087     $68,097      $60,248
     Other  ....................................      1,034       1,165        1,180
Operating profit:
     Children's apparel  .......................    $ 9,847     $ 8,033      $ 7,841
     Other  ....................................        191         254           90
                                                    -------     -------      -------
                                                     10,038       8,287        7,931
     General corporate expenses  ...............     (1,704)       (961)      (1,524)
     Interest expense  .........................     (1,651)     (1,403)      (1,288)
                                                    -------     -------      -------
     Income from continuing operations before
       taxes....................................    $ 6,683     $ 5,923      $ 5,119
                                                    =======     =======      =======
Identifiable assets*:
     Children's apparel  .......................    $43,082     $35,995      $35,360
     Other**  ..................................      5,140       4,467        3,846
Capital expenditures:
     Children's apparel  .......................    $   989     $   603      $   627
     Other  ....................................         23          15           12
Depreciation and amortization:
     Children's apparel  .......................    $   635     $   619      $   652
     Other  ....................................         41          55           43


- ------
 * Does not include net assets from discontinued operations of $2,701 at November 27, 1993.

** Includes goodwill of $310, $325, and $340, respectively.

11. STOCK REPURCHASE PROGRAM

        In June 1993 the Board of Directors unanimously approved a plan to repurchase up to $3,000,000 of the Company's stock. As of December 2, 1995, under the stock repurchase program, the Company has repurchased 69,500 shares of its common stock at prices ranging from $11.25 to $12.38 per share.

                                KLEINERT'S, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      Fiscal Years Ended December 2, 1995,
                     December 3, 1994 and November 27, 1993

12. RELATED PARTY TRANSACTIONS

        On December 5, 1994 the Company loaned Scott Mills, Inc. ("Scott Mills") $500,000. Scott Mills, formerly an indirect wholly-owned subsidiary of the Company, is the successor in interest to the Company's textile division, the assets of which were transferred to Scott Mills on November 27, 1993. The loan bears interest, payable annually, at 8 1/2% per annum and the principal is due in full on December 4, 1997. Scott Mills, which has operated independently of the Company since November 27, 1993, continues to be a principal supplier of fabric to the Company. Total fabric purchases from Scott Mills were $6,840,900, $6,185,000 and $4,720,000 for fiscal years 1995, 1994 and 1993, respectively.

        The Company provides certain third party services on behalf of Scott Mills including data processing and account payable check processing functions and business management services. As a consequence, the balance due to Kleinert's, Inc. fluctuates based on the timing of Scott Mills repayments to Kleinert's for disbursements made on behalf of Scott Mills. The net receivable due to the Company at December 2, 1995 was $1,561,000 and consisted primarily of the unreimbursed balance of disbursements made on behalf of Scott Mills. Kleinert's charged Scott Mills management and service fees of $86,000, $293,000 and $415,000 in the fiscal years ended 1995, 1994 and 1993, respectively. On December 1, 1995 the Company executed a working capital agreement with Scott Mills that confirms Scott Mills' obligations and provides to the Company a first lien and security interest in substantially all of Scott Mills' assets to secure Scott Mills obligation to repay to the Company the loan balance due.

        In March 1995, the Company subleased knitting machines to Scott Mills for a forty-five month term to be used to produce certain fabrics on behalf of the Company.

13. SUBSEQUENT EVENT

        On December 19, 1995, Kleinert's, Inc., through its newly formed, wholly-owned subsidiary, Kleinert's, Inc. of Florida, ("together, the Company"), consummated a transaction (the "Transaction") pursuant to which the Company acquired substantially all of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") two Florida corporations, and all of the capital stock of Certified Apparel Services of Honduras, Inc., C.A., a Honduran corporation ("CASH"). Pixie, Certified and CASH, all of which were affiliated entities, are engaged in the manufacture and sale of children's apparel. Concurrent with the Transaction, the Company entered into a three year lease agreement with the principal shareholder of Pixie for the premises in which Pixie was conducting business. The Company intends to continue manufacturing operations as was conducted by Pixie, Certified and CASH prior to the Transaction.


14. EVENTS SUBSEQUENT TO THE DATE OF THE ACCOUNTANTS REPORT (UNAUDITED)

     On February 28, 1996 the Company refinanced its existing term loan and provided for an additional term debt facility of $4,650,000 to finance the Pixie Acquisition. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. Total borrowing on February 28, 1996 was $8,049,000. The interest rate is indexed by LIBOR rates plus a spread of 1.12%.

     Simultaneously, the Company entered into an interest rate swap to convert its floating-rate to a fixed-rate of 5.88% which effectively fixes the rate at 7.0%. This reduces the Company's risk of incurring higher interest costs due to rising interest rates. At February 28, 1996, the interest rate swap agreement had a notional amount of $8,049,000 which decreases by $300,000 quarterly through the September 2002 termination date. The fair value of this agreement at February 28, 1996 was $0.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KLEINERT'S, INC.


                                      By: /s/ Gerald E. Monigle
                                      ----------------------------------------
                                          Gerald E. Monigle
                                          Vice President -- Finance
                                          (Principal Accounting Officer)
Dated: August 26, 1996