Form 10-Q/A
period 1996-03-02
KLEINERTS INC /PA/
filed 1996-08-27
CIK 56252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)


(Mark One)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 2, 1996

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

                          Commission file number 1-6454

                                KLEINERT'S, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                     13-0921860
          ------------                                     ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      120 West Germantown Pike, Suite 100
        Plymouth Meeting, Pennsylvania                        19462
        ------------------------------                        -----
    (Address of principal executive offices)                (Zip Code)

              Registrant's telephone number, including area code:
                                 (610) 828-7261

         -------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X _______ No _______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                         Outstanding at August 26, 1996
     -------------------------               ------------------------------
          Common Stock                                  3,684,391
     Par Value $1.00 per share

I. Part I, Item 1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 2, 1996 is hereby amended by amending and restating in its entirety note 3 to the Notes to Consolidated Financial Statements as follows:

3.   Refinancing of Term Loan

     On February 28, 1996 the Company refinanced its existing term loan and provided for an additional term debt facility of $4,650,000 to finance the Pixie Aquisition. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. Total borrowing at March 2, 1996 was $8,049,000. The interest rate is indexed by LIBOR rates plus a spread of 1.12%.

     Simultaneously, the Company entered into an intrest rate swap to convert its floating-rate to a fixed-rate of 5.88% which effectively fixes the rate at 7.0%. This reduces the Company's risk of incurring higher interest costs due to rising interest rates. At March 2, 1996, the interest rate swap agreement had a notional amount of $8,049,000 which decreases by $300,000 quarterly through the September 2002 termination date. The fair value of this agreement at March 2, 1996 was $1,323.

II. Part I, Item 2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 2, 1996 is hereby amended and restated in its entirety as follows:


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Results of Operations

     The Company's apparel business is highly seasonal. Consequently the sales and operating results for the three months ended March 2, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 1996.

                                    Three Months Ended
                            ------------------------------------
                                         (000's)
                            March 2,     March 4,       Increase
                              1996        1995         (Decrease)
                            -------      --------       --------

Net sales                   $11,720       $7,713         $4,007
                            =======       ======         ======

Gross profit                $ 2,512       $2,038         $  474
                            =======       ======         ======

Selling, general and
 administrative expenses    $ 1,426       $1,169         $  257
                            =======       ======         ======

     Net sales increased by $4,007,000 or 52% to $11,720,000 from $7,713,000 for the three months ended March 2, 1996 compared to the three months ended March 4, 1995. Sales of products associated with the Pixie business accounted for an approximately 26% increase and the remaining 26% increase related to Kleinert's continuing business related primarily to knitsets. Test programs and good sales results at very large retail chains during 1995 were successful and have resulted in considerable growth for Kleinert's with these customers. Gross profit increased by $474,000 or 23% primarily as a result of increased sales volume.

     Selling, general and administrative expenses increased 22% or $257,000 primarily reflecting expenses associated with the Pixie business.

     It is Kleinert's intention to integrate many systems and functions that are currently being performed at Pixie. It is expected that savings generated by this integration will offset any increases in selling, general and administrative expenses that might otherwise occur and thus, will serve to reduce Pixie related expenses in the future.

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

Income Taxes

     The provision for income taxes is based upon the effective tax rates expected to be recognized for the full fiscal year 1996. The rate for the first three months of 1996 was 36.3% which was equal to the rate for the first three months of 1995.

Impact of Inflation and Changing Prices on Sales and Income from Operations

     Although Kleinert's costs for raw materials, labor and equipment are influenced by inflation, management believes that inflation has not had a material impact on Kleinert's operations prior to fiscal year 1994. In fiscal year 1994, Kleinert's experienced an increase in raw material prices which continued into fiscal year 1995. The impact on margins of increased raw material prices was offset primarily by increased sales volume that permitted the absorption of relatively stable fixed costs. Consequently, margins remained stable without a corresponding increase in selling prices. Raw material prices are not expected to change significantly in 1996. Kleinert's does not expect to be able to increase its selling prices to any great extent during fiscal year 1996; therefore, Kleinert's continues to examine all of its costs in an effort to maintain its profit margins.

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

     Currently, Kleinert's has no material capital commitments.

     Kleinert's has unsecured lines of credit aggregating $42,000,000 of which $9,800,000 was outstanding at March 2, 1996 bearing interest at rates ranging from 6.2% to 7.0%. The following table sets forth certain information concerning this indebtedness:

                                   Principal
                                     Amount
Name of Lender                    Outstanding
- --------------                    -----------
Corestates Bank, N.A.              $3,800,000
PNC Bank                           $3,000,000
Republic National                  $3,000,000
 Bank of New York

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KLEINERT'S, INC.





Date:  August 26, 1996         By: /s/ Gerald E. Monigle
- ----------------------            -------------------------------
                                   Gerald E. Monigle
                                   Vice President-Finance
                                   (Principal Accounting Officer)