Form 10-Q/A
period 1996-06-01
KLEINERTS INC /PA/
filed 1996-08-27
CIK 56252

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X   No
                                              ------    -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                          Outstanding at August 26, 1996
     -------------------------               ------------------------------
           Common Stock                                 3,684,391
     Par Value $1.00 per share

I. Part I, Item 1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1996 is hereby amended by amending and restating in its entirety note 3 to the Notes to Consolidated Financial Statements as follows:


(3)  Refinancing of Term Loan


     On February 28, 1996 the Company refinanced its existing term loan and provided for an additional term debt facility of $4,650,000 to finance the Pixie Acquisition. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. Total borrowing at June 1, 1996 was $8,049,000. The interest rate is indexed by LIBOR rates plus a spread of 1.12%.

     Simultaneously, the Company entered into an interest rate swap to convert its floating-rate to a fixed-rate of 5.88% which effectivley fixes the rate at 7.0%. This reduces the Company's risk of incurring higher interest costs due to rising interest rates. At June 1, 1996, the interest rate swap agreement had a notional amount of $8,049,000 which decreases by $300,000 quarterly through the September 2002 termination date. The fair value of this agreement at June 1, 1996 was $166,007


II. Part I, Item 2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1996 is hereby amended and restated in its entirety as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months ended June 1, 1996 Compared to Six Months ended June 3, 1995

       Kleinert's apparel business is highly seasonal. Consequently, the sales and operating results for the six months ended June 1, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 1996.




                                          Six Months Ended
                             -------------------------------------------
                                           (000's omitted)

                                                               Increase
                             June 1, 1996    June 3, 1995     (Decrease)
                             ------------    ------------     ----------

Net Sales                       $23,011         $17,845         $ 5,166
                                =======         =======         =======

Gross Profits                   $ 5,205         $ 4,529         $   676
                                =======         =======         =======

Selling, general and
administrative expenses         $ 2,798         $ 2,396         $   402
                                =======         =======         =======




       Net sales increased by $5,166,000, or 29%, to $23,011,000 from $17,845,000 for the six months ended June 1, 1996 compared to the six months ended June 3, 1995. Sales of products associated with the business arising from Kleinert's acquisition of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") and the shares of Certified Apparel Services of Honduras, S.A. ("CASH") on December 16, 1995 (see "Information Concerning Kleinert's") accounted for an approximately 19% increase, and the remaining 10% increase related to Kleinert's continuing business. The increase in Kleinert's sales from continuing business related primarily to knitsets. Test programs and good sales results at very large retail chains during 1995 were successful and have resulted in considerable growth for Kleinert's with these customers. Gross profit increased by $676,000, or 15%, primarily as a result of increased sales volume.

       Selling, general and administrative expenses increased $402,000, or 17%, primarily reflecting expenses associated with the Pixie business.

       It is Kleinert's intention to integrate many systems and functions that are currently being performed independently at Pixie. It is expected that savings generated by this integration will offset any increases in selling, general and administrative expenses that might otherwise occur and thus, will serve to reduce Pixie related expense in the future.

       Interest expense in the first six months of 1996 was $760,000 compared to $685,000 in the first six months of 1995, reflecting increased borrowing levels associated with financing the Pixie acquisition.

       Net income increased 14% to $1,049,000 for the first six months of 1996 compared to $922,000 for the first six months of 1995. Approximately 7% of the increase was attributable to the basic Kleinert's business, while the Pixie acquisition accounted for the balance.


Impact of Inflation and Changing Prices on Sales and Income from Operations

         Although Kleinert's costs for raw materials, labor and equipment are influenced by inflation, management believes that inflation has not had a material impact on Kleinert's operations prior to fiscal year 1994. In fiscal year 1994, Kleinert's experienced an increase in raw material prices which continued into fiscal year 1995. The impact of margins of increased raw material prices was offset primarily by increased sales volume that permitted the absorption of relatively stable fixed costs. Consequently, margins remained stable without a corresponding increase in selling prices. Raw material prices are not expected to change significantly in 1996. Kleinert's does not expect to be able to increase its selling prices to any great extent during fiscal year 1996; therefore, Kleinert's continues to examine all of its costs in an effort to maintain its profit margins.

Liquidity and Capital Resources


       At June 1, 1996, Kleinert's had working capital of $22,981,000 compared to $16,377,000 at June 3, 1995. Net cash used in operating activities increased $1,513,000 from $(5,784,000) in the first six months of fiscal year 1995 to ($7,297,000) in the first six months of fiscal year 1996. This reflected increases in inventory when comparing the first six months of fiscal year 1996 to the comparable 1995 period, principally reflecting approximately $2,000,000 of inventory acquired in the Pixie acquisition, offset by reductions in inventory levels related to improved sales of carryover goods during the first six months of 1996 when compared to the same period of 1995.

       Cash used in investing activities increased $4,271,000 to $(5,174,000) in the first six months of 1996 from $(903,000) in the same period of 1995. The increase was primarily the result of the acquisition of the assets of Pixie and Certified and of the capital stock of CASH for an aggregate cash purchase price of $4,650,000.


       Net cash provided by financing activities increased by $5,428,000 to $12,188,000 in the six months ended June 1, 1996 from $6,760,000 for the comparable period in 1995. The increase was primarily the result of approximately $1,938,000 of proceeds from the sale of common stock upon the exercise of stock options, proceeds from refinancing of existing term debt, and the addition of a $4,650,000 term debt facility to finance the purchase of the Pixie and Certified assets and the shares of CASH. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. The total borrowing at June 1, 1996 was $8,049,000 which is payable in quarterly installments of $300,000 through September, 2002 with a final installment of $249,000 due December 2002. The interest rate is based on LIBOR but has been effectively fixed at 7.00% by an interest rate swap agreement with the same bank.

       It is expected that the Pixie acquisition will enhance Kleinert's earnings and, ultimately, its cash flows; however, due to the seasonality of the Company's business, additional working capital requirements are anticipated in periods when production levels exceed sales.

       Kleinert's uses it short-term borrowings to build inventory levels for shipment in the fall season.


       Kleinert's believes that cash flow generated by operations, together with amounts available under its existing credit arrangements, should be sufficient to fund its working capital needs in fiscal year 1996 and for the future.


       Kleinert's has unsecured lines of credit aggregating $42,000,000 of which $18,850,000 was outstanding at June 1, 1996 bearing interest at rates ranging from 6.2% to 7.0%. The following table sets forth certain information concerning this indebtedness:






                                                  Principal
Name of Lender                                Amount Outstanding
- --------------                                ------------------

CoreStates Bank, N.A.                            $6,850,000
Brown Brothers, Harriman
  and Co.                                         2,000,000
PNC Bank                                          5,000,000
Republic National Bank
  of New York                                     5,000,000



       Kleinert's expects to fund its capital needs primarily from cash flow generated by operations over the next twelve months. Since Kleinert's uses its short-term lines of credit to fund working capital needs, any additional financing related to capital needs is generally provided either by lease financing or other long-term sources. Currently, Kleinert's has no material capital commitments.

Income Taxes

       The provision for income taxes is based upon the effective tax rates expected to be recognized for the full fiscal year 1996. The rate for the first six months of 1996 was 36.3%, which was equal to the rate for the first six months of fiscal year 1995 of 36.3%.

Impact of Recently Issued Accounting Standards


       In March 1995, the Financial Accounting Standards Board issued FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets to Be disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed. Kleinert's expects the impact of adoption in 1997 will be insignificant.

        In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes a new accounting and reporting standard which reflect the standards' "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use existing accounting rules or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. Kleinert's will elect to continue to use existing accounting rules. Both statements are effective for fiscal years beginning after December 15, 1995 and, accordingly, will not be required until fiscal year 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KLEINERT'S, INC.


Date: August 26, 1996                    By: /s/ Gerald E. Monigle
      ---------------                      -----------------------------------
                                           Gerald E. Monigle
                                           Vice President--Finance
                                           (Principal Accounting Officer)