Form 10-Q
period 1996-08-31
KLEINERTS INC /PA/
filed 1996-10-15
CIK 56252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 1996

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 1-6454

                                KLEINERT'S, INC.
                              ____________________
             (Exact name of registrant as specified in its charter)

       Pennsylvania                             13-0921860
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

120 West Germantown Pike, Suite 100
Plymouth Meeting, Pennsylvania                    19462
-------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

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

               Class                   Outstanding at October 11, 1996
---------------------------------      -------------------------------
           Common Stock
     Par Value $1.00 per share                    3,684,931

                                KLEINERT'S, INC.

                                      INDEX



Part I.   Financial information                                             PAGE

          Item 1.  Financial statements

                   Consolidated statements of operations                     3
                   for the three months and nine months
                   ended August 31, 1996 and September 2,
                   1995

                   Consolidated balance sheets at                            4
                   August 31, 1996, December 2, 1995 and
                   September 2, 1995

                   Consolidated statements of cash flows                     6
                   for the nine months ended August 31, 1996
                   and September 2, 1995

                   Notes to consolidated financial statements                8

          Item 2.  Management's discussion and analysis of                  12
                   the financial condition and results of
                   operations

Part II.  Other information

          Item 6.  Exhibits and Reports on Form 8-K                         16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's omitted, except per share amounts)

                                 Three Months Ended         Nine Months Ended
                                --------------------      ---------------------
                                Aug. 31,    Sept. 2,      Aug. 31,     Sept. 2,
                                  1996        1995         1996         1995
                                --------    --------      --------     --------
Net sales                       $30,877      $26,451      $53,888      $44,296
Cost of goods sold               25,648       22,131       43,454       35,447
                                -------      -------      -------      -------

     Gross profit                 5,229        4,320       10,434        8,849
                                -------      -------      -------      -------

Selling, general and
  administrative expenses         1,739        1,272        4,537        3,668
Interest expense, net               592          569        1,352        1,254
                                -------      -------      -------      -------
                                  2,331        1,841        5,889        4,922
                                -------      -------      -------      -------

  Income before income
    taxes                         2,898        2,479        4,545        3,927

Provision for income taxes        1,049          890        1,647        1,416
                                -------      -------      -------      -------

Net income                      $ 1,849      $ 1,589      $ 2,898      $ 2,511
                                =======      =======      =======      =======

Earnings per share:

Net income                      $   .48      $   .42      $   .77      $   .67
                                =======      =======      =======      =======

Weighted average shares
  outstanding                     3,831        3,745        3,775        3,755
                                =======      =======      =======      =======

                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)


                                     ASSETS


                                            Aug. 31,      Dec. 2,    Sept. 2,
                                              1996         1995        1995
                                            -------       ------      ------

Current assets:
    Cash                                    $   337       $   327     $    84
    Accounts receivable (net)                30,092        21,899      21,580
    Inventories:
         Raw materials                        9,109         4,222       5,371
         Work-in-process                      4,864         4,321       3,694
         Finished goods                      15,270         5,987      15,249
                                            -------       -------     -------
            Total inventories                29,243        14,530      24,314
                                            -------       -------     -------
    Other current assets                      1,374         2,380       1,941
                                            -------       -------     -------

        Total current assets                 61,046        39,136      47,919
                                            -------       -------     -------

Property, plant & equipment, at cost         14,296        11,544      11,328
Less:  accumulated depreciation and
        amortization                          6,757         6,051       5,879
                                            -------       -------     -------
       net property, plant and
        equipment                             7,539         5,493       5,449
                                            -------       -------     -------

Other assets                                  4,983         3,593       3,556
                                            -------       -------     -------

                                            $73,568       $48,222     $56,924
                                            =======       =======     =======




                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  Aug. 31,    Dec. 2,   Sept. 2,
                                                   1996        1995       1995
                                                  -------     ------     ------

Current liabilities
    Notes payable and current portion
      of long-term debt                           $30,046    $14,195    $22,835
    Accounts payable                                5,626      5,024      5,508
    Accrued expenses                                1,443      1,331      2,324
    Income taxes payable                               23         29          -
                                                  -------    -------    -------
         Total current liabilities                 37,138     20,579     30,667
                                                  -------    -------    -------

Deferred income taxes                                 134        134        123
Long-term debt                                      7,329      3,429      3,874
                                                  -------    -------    -------
         Total liabilities                         44,601     24,142     34,664
                                                  -------    -------    -------

Shareholders' equity:
    Preferred stock-par value $1.00 per
     share, 2,000,000 shares authorized,
     none issued                                        -          -          -

    Common stock par value $1.00 per
     share, 10,000,000 shares authorized,
     4,198,398, 3,798,398 and 3,798,398
     shares issued and outstanding,
     respectively                                   4,198      3,798      3,798
    Capital in excess of par value                 12,965     10,626     10,626
    Retained earnings                              15,770     12,872     11,052
                                                  -------    -------    -------
                                                   32,933     27,296     25,476
                                                  -------    -------    -------

Less:
    Treasury stock, at cost, 513,467, $466,967
      and 466,967                                  (3,966)    (3,216)    (3,216)
                                                  -------    -------     ------

    Total shareholders' equity                     28,967     24,080     22,260
                                                  -------    -------    -------

                                                   73,568    $48,222    $56,924
                                                  =======    =======    =======




                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)


                                                          Nine Months Ended
                                                          ------------------
                                                       Aug. 31,        Sept. 2,
                                                        1996             1995
                                                       --------        --------
Cash flows from operating activities:
  Net income                                           $ 2,898         $  2,511
Adjustments to reconcile net income to
net cash used by operating activities:
  Depreciation and amortization                            717              500
  Provision for losses on accounts receivable               16               60

  Change in assets and liabilities:
    (Increase) in accounts receivable                   (8,180)          (3,586)
    (Increase) in inventory                            (12,674)         (11,617)
    Decrease(increase) in other current assets           2,019             (328)
    Increase in accounts payable and
      accrued expenses                                     714            2,559
    (Decrease) in income taxes payable                      (6)               -
    (Increase) in other assets                          (1,491)            (312)
                                                       -------         --------
      Total adjustments                                (18,885)         (12,724)
                                                       -------         --------
      Net cash used in operating activities            (15,987)         (10,213)
                                                       -------         --------

Cash flows from investing activities:
    Purchase of assets - Pixie Acquisition              (4,650)               -
    Capital expenditures                                (1,183)            (795)
    Note receivable related party (Note 2)                   -             (500)
    Proceeds from note receivable                           90               70
                                                       -------         --------
      Net cash used in investing activities             (5,743)          (1,225)
                                                       =======         ========


                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (CONTINUED)


                                                         Nine Months Ended
                                                         ------------------
                                                         Aug. 31,   Sept. 2,
                                                           1996       1995
                                                         --------   --------
Cash flows from financing activities:
  Net borrowings under revolving
    line-of-credit agreement                             $15,651     $12,140
  Principal payments of debt                                (550)       (750)
  Proceeds from long-term debt                             4,650
  Exercise of stock options                                2,739
  Acquisition of treasury stock                             (750)
                                                         -------     -------
    Net cash provided by financing
     activities                                           21,740      11,390
                                                         =======     =======

Net increase (decrease) in cash                               10         (48)

Cash at beginning of period                                  327         132
                                                         -------     -------

    Cash at end of period                                $   337     $    84
                                                         =======     =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                             $ 1,154     $ 1,235
    Income taxes                                         $   842     $   225

                             See accompanying notes

                                KLEINERT'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Nine Months Ended August 31, 1996 and September 2, 1995


(1)  Basis of presentation:

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Operating results for the nine months ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures presented are adequate for a fair presentation of the financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995.

(2)  Acquisition

         On December 19, 1995, Kleinert's Inc., through its newly formed, wholly-owned subsidiary, Kleinert's, Inc. of Florida, ("together, the Company"), consummated a transaction (the "Pixie Acquisition") pursuant to which the Company acquired substantially all of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") two Florida corporations, and all of the capital stock of Certified Apparel Services of Honduras, Inc., S.A., a Honduran corporation ("CASH"). Pixie, Certified and CASH, all of which were affiliated entities, are engaged in the manufacture and sale of children's apparel. Concurrent with the Pixie Acquisition, the Company entered into a three year lease agreement with the principal shareholder of Pixie for the premises in which Pixie was conducting business. To date the Company has continued manufacturing operations as was conducted by Pixie, Certified and CASH prior to the Pixie Acquisition.

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

         The proforma unaudited results of operations for the nine months ended August 31, 1996 and September 2, 1995, assuming consummation of the purchase and amendment of the term debt as of December 4, 1994 are as follows:

                               Three Months Ended     Nine Months Ended
                               ------------------    --------------------
                               Aug. 31,  Sept. 2,    Aug. 31,    Sept. 2,
                                1996       1995        1996        1995
                               --------  --------    --------    --------
Net sales                     $ 30,877   $ 29,283    $ 53,959    $ 52,124

Net income                       1,849      1,826       2,898       2,642

Net income per common share:  $    .48   $    .49    $    .77    $    .70


(3)  Refinancing of Term Loan

         On February 28, 1996 the Company refinanced its existing term loan and provided for an additional term debt facility of $4,650,000 to finance the Pixie Acquisition. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. Total borrowing at August 31, 1996 was $7,749,000. The interest rate is indexed by LIBOR rates plus a spread of 1.12%.

         Simultaneously, the Company entered into an interest rate swap to convert its floating-rate to a fixed-rate of 5.88% which effectively fixes the rate at 7.0%. This reduces the Company's risk of incurring higher interest costs due to rising interest rates. At August 31, 1996, the interest rate swap agreement had a notional amount of $7,749,000 which decreases by $300,000 quarterly through the September 2002 termination date. The fair value of this agreement at August 31, 1996 was $167,780.

(4)  Stock Repurchase Program

         On June 21, 1996, the Company announced the commencement of a common stock repurchase program. Purchases under the program will occur in the public market and in negotiated private transactions. Total purchases under the repurchase program will not exceed $5,000,000. During the three months ended August 31, 1996, the Company repurchased 46,500 shares of common stock.

(5)  Related Party Transactions

         The Chairman has an employment agreement which provides for an incentive bonus of 5% of pre-tax income if pre-tax income exceeds fiscal year 1989 pre-tax income. The employment agreement extends through the end of fiscal year 1997.

         In addition, the Company is funding life insurance contracts on behalf of the Chairman, whose beneficiaries are designated by the individual.

         The Company has a six month note receivable of $373,920 with the Chairman due on November 14, 1996 at market rate.

         See footnote (6) Subsequent Event regarding the acquisition of Scott Mill, Inc. ("Scott Mills") by the Company. On December 5, 1994 the Company loaned Scott Mills $500,000. Scott Mills, formerly an indirect wholly-owned subsidiary of the Company, is a knitting and textile manufacturer and the successor in interest to the Company's textile division, the assets of which were transferred to Scott Mills on November 27, 1993. The loan bears interest, payable annually, at 8 1/2% per annum and the principal is due in full on December 4, 1997. On December 1, 1995 the Company executed a working capital agreement with Scott Mills that confirms Scott Mills' obligations to the Company and provides to the Company a first lien and security interest in substantially all of Scott Mills' assets to secure Scott Mills' obligation to repay to the Company the loan balance due of $2,404,000 as of August 31, 1996. Scott Mills, which has operated independently of the Company since November 27, 1993 continues to be a principal supplier of fabric to the Company.

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

(6)  Subsequent Event

         On September 30, 1996, the Company consummated the Merger (the "Merger") of Scott Mills, Inc. ("Scott Mills"), with and into the Company's wholly-owned subsidiary, Kleinert's, Inc. of Alabama ("Kleinert's Alabama"), pursuant to an Agreement and Plan of Merger dated as of June 10, 1996 among the Company, Scott Mills and Kleinert's Alabama (the "Merger Agreement"). Pursuant to the Merger Agreement, each share of Scott Mills Common Stock outstanding on September 30, 1996 was converted into the right to receive $.03 in cash and 1.52% of a share of the Company's Common Stock, determined by the division of $.27 for each share of Scott Mill's stock by $17.75 which represents the average price of the Company's stock on the five trading days immediately preceding the consumation of the Merger(as determined pursuant to the Merger Agreement). Cash will be paid in lieu of fractional shares. The Company expects to issue approximately 51,000 shares of its Common Stock and approximately $101,000 in cash in exchange for all of the outstanding shares of Common Stock of Scott Mills.

         The Merger was consummated upon approval of the Merger Agreement and the Merger by the Scott Mills shareholders at the Scott Mills Annual Meeting of Shareholders held on September 27, 1996.

         The Company was the largest customer of Scott Mills. Scott Mills' sales for the nine months ended August 31, 1996 were $6,678,000 of which $5,737,000 were sales to the Company. The Merger of Scott Mills with Kleinert's Alabama will permit the Company to maintain its flexibility in servicing its retail customers in its sleepwear and activewear products.

         The proforma unaudited results of operations for the nine months ended August 31, 1996 and September 2, 1995, assuming consummation of the Merger as of December 4, 1994 are as follows:

                                       Three Months Ended     Nine Months Ended
                                       ------------------     -----------------
                                        Aug. 31,  Sept. 2,    Aug. 31,  Sept. 2,
                                         1996       1995        1996     1995
                                        -------    -------     -------  -------

Net sales                               $31,385    $28,444     $54,829  $61,658

Net income/(loss)                       $ 1,611    $  (451)    $ 2,506  $    76

Net income/(loss) per common share      $   .42    $  (.12)    $   .66  $   .02

         On September 12, 1995, Scott Mills announced, in light of poor operating results and as part of its ongoing effort to control operating costs, their decision to concentrate its business solely on its knitting operations and to subcontract all of its dying and finishing services. In connection with the closing of its dying and finishing facility, the Company reduced its workforce and sought buyers for its dying and finishing business and equipment. Subsequently, Scott Mill's was able to find a buyer for the dying and finishing equipment. During the third quarter of 1995, Scott Mill's provided a charge of $1,994,000 to operations for the write down of assets to estimated net realizable value and for other costs associated with the ceasation of the dying and finishing operations.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's apparel business is highly seasonal. Consequently, the sales and operating results for the nine months ended August 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 1996.

                                                  Nine Months Ended
                                                   (000's omitted)
                                                  ------------------   Increase
                                    Aug. 31, 1996   Sept. 2, 1995     (Decrease)
                                    -------------   -------------     ----------
Net Sales                              $53,888         $44,296          $9,592

Gross Profits                          $10,434         $ 8,849          $1,585

Selling, general and
administrative expenses                $ 4,537         $ 3,668          $  869


         Net sales increased by $9,592,000, or 22%, to $53,888,000 from $44,296,000 for the nine months ended August 31, 1996 compared to the nine months ended September 2, 1995. Sales of products associated with the business arising from the Company's acquisition (the Pixie Acquisition) of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") and the shares of Certified Apparel Services of Honduras, S.A. ("CASH") on December 16, 1995 accounted for approximately 14% of the increase, and the remaining 8% increase related to the Company's continuing business. The increase in the Company's sales from its continuing business related primarily to knitsets and separates. Test programs and good sales results at very large retail chains during 1995 were successful and have resulted in growth for the Company with these customers. Gross profit increased by $1,585,000, or 18% primarily as a result of increased sales volume.

         Selling, general and administrative expenses increased $869,000, or 24% primarily reflecting expenses associated with the Pixie business.

         It is the Company's intention to integrate many systems and functions that are currently being performed independently at Pixie.

         Interest expense in the first nine months of 1996 was $1,352,000 compared to $1,254,000 in the first nine months of 1995, reflecting increased borrowing levels.

Impact of Inflation and Changing Prices on Sales and Income from Operations

         Although the Company's costs for raw materials, labor and equipment are influenced by inflation, management believes that inflation did not have a material impact on the Company's operations prior to fiscal year 1994. In fiscal year 1994, the Company experienced an increase in raw material prices which continued into fiscal year 1995. The impact on margins of increased raw material prices was offset primarily by increased sales volume that permitted the absorption of relatively stable fixed costs. Consequently, margins remained stable without a corresponding increase in selling prices. Raw material prices have not changed significantly in 1996. The Company has not been able to increase its selling prices to any great extent during fiscal year 1996; therefore, the Company continues to examine all of its costs in an effort to maintain its profit margins.

Liquidity and Capital Resources

         At August 31, 1996, Kleinert's had working capital of $23,908,000 compared to $17,252,000 at September 2, 1995. Net cash used in operating activities increased $5,774,000 from ($10,213,000) in the first nine months of fiscal year 1995 to ($15,987,000) in the first nine months of fiscal year 1996. This reflected increases in inventory and accounts receivable when comparing the first nine months of fiscal year 1996 to the comparable 1995 period. The higher inventory levels and related account receivable balances reflect higher production levels in anticipation of increased sales expected for the balance of the fiscal year 1996. In addition, approximately $2,000,000 of inventory was acquired in the Pixie acquisition.

         Cash used in investing activities increased $4,518,000 to ($5,743,000) in the first nine months of 1996 from ($1,225,000) in the same period of 1995. The increase was primarily the result of the acquisition of the assets of Pixie and Certified and of the capital stock of CASH for an aggregate cash purchase price of $4,650,000.

         Net cash provided by financing activities increased by $10,350,000 to $21,740,000 in the nine months ended August 31, 1996 from $11,390,000 for the comparable period in 1995. The increase was primarily the result of approximately $2,739,000 of proceeds from the sale of common stock upon the exercise of stock options, proceeds from refinancing of existing term debt, and the addition of a $4,650,000 term debt facility to finance the purchase of the Pixie and Certified assets and the shares of CASH offset by the repurchase of treasury stock. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. The total borrowing at August 31, 1996 was $7,749,000 which is payable in quarterly installments of $300,000 through September, 2002 with a final installment of $249,000 due December 2002. The interest rate is based on LIBOR but has been effectively fixed at 7.00% by an interest rate swap agreement with the same bank.

         It is expected that the Pixie acquisition will enhance Kleinert's earnings and, ultimately, its cash flows; however, due to the seasonality of the Company's business, additional working capital requirements are anticipated in periods when production levels exceed sales.

         The Company used its short-term borrowings to build inventory levels for shipment in the fall season.

         The Company believes that cash flow generated by operations, together with amounts available under its existing credit arrangements, should be sufficient to fund its working capital needs for the remainder of fiscal year 1996 and for the future.

         The Company has unsecured lines of credit aggregating $42,000,000 of which $28,651,000 was outstanding at August 31, 1996 bearing interest at rates ranging from 6.3% to 6.9%. The following table sets forth certain information concerning this indebtedness:


                                                         Principal
Name of Lender                                       Amount Outstanding

CoreStates Bank, N.A.                                   $13,151,000

Brown Brothers,
 Harriman and Company.                                  $   500,000

PNC Bank                                                $10,000,000

Republic National Bank
 of New York                                            $ 5,000,000


         The Company expects to fund its capital needs primarily from cash flow generated by operations over the next twelve months. Since the Company uses its short-term lines of credit to fund working capital needs, any additional financing related to capital needs is generally provided either by lease financing or other long-term sources. Currently, the Company has no material capital commitments.

Income Taxes

         The provision for income taxes is based upon the effective tax rates expected to be recognized for the full fiscal year 1996. The rate for the first nine months of 1996 was 36.2%, which approximates the rate for the first nine months of fiscal year 1995 of 36.1%.

Impact of Recently Issued Accounting Standards

         In March 1995, the Financial Accounting Standards Board issued FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets to be disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets that are expected to be disposed. The Company expects the impact of adoption in 1997 will not be significant.

In October 1995, the Financial Accounting Standards Board issued FASB
Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes new accounting and reporting standard which reflect the standards "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use existing accounting rules or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. The Company will elect to continue to use existing accounting rules. Both statements are effective for fiscal years beginning after December 15, 1995 and, accordingly, will not be required until fiscal year 1997.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              (10) Material Contracts

                   (1) Amended and Restated Employment Agreement dated June 28,
                       1996 for Jack Brier, CEO.

                   (2) Lease Agreement for Cadtex workstations dated March, 1996 among Meridian Leasing and Kleinert's, Inc.

                   (3) Lease Agreement for Cadtex workstations dated July, 1996 among Meridian Leasing and Kleinert's, Inc.

                   (4) Line of Credit dated June 17, 1996 by and among
                       Kleinert's, Inc. of Alabama and Brown Brothers, Harriman and Co.



             (b) Reports on Form 8-K

                 No reports on Form 8K were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     KLEINERT'S, INC.


 Date: October 15, 1996                       By: /s/ Gerald E. Monigle
                                                  ------------------------------
                                                  Gerald E. Monigle
                                                  Vice President-Finance
                                                  (Principal Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KLEINERT'S, INC.






Date:  October 15, 1996          By: /s/ Gerald E. Monigle
                                     --------------------------
                                     Gerald E. Monigle
                                     Vice President-Finance
                                     (Principal Accounting Officer)