Form 10-K
period 1996-11-30
KLEINERTS INC /PA/
filed 1997-02-27
CIK 56252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K


(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1996
                          -----------------

                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                          Commission file number 1-6454
                                                 ------

                                KLEINERT'S, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                          13-0921860
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

120 West Germantown Pike, Suite 100
Plymouth Meeting, Pennsylvania                                19462
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (610) 828-7261 Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X         No ___
                                                       ---

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

                                    Continued


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate value of the voting stock held by the non-affiliates of the registrant was $35,000,175 at February 3, 1997.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                         Outstanding at February 3, 1997
-------------------------------------        -------------------------------
           Common Stock
     Par Value $1.00 per share                         3,722,834


DOCUMENTS INCORPORATED BY REFERENCE: Part III-Definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held April 17, 1997 to be filed pursuant to Regulation 14A.

                                     PART I

Item 1.   Business

     Kleinert's, Inc. (together with its subsidiaries, "Kleinert's" or the "Registrant") is engaged in the design, manufacture and sale of infants' and children's sleepwear and playwear, children's sportswear and children's T-shirts. The Registrant also manufactures, distributes and sells certain items of personal apparel. In September 1996, the Registrant re-entered the textile industry when it acquired Scott Mills, Inc. which was merged into the Registrant's Kleinert's, Inc. Of Alabama subsidiary.

     The Registrant was founded in 1869 under the name of I.B. Kleinert Rubber Company and was reincorporated in Pennsylvania under its current name in 1970. The Registrant's principal executive offices are located at 120 West Germantown Pike, Suite 100, Plymouth Meeting, Pennsylvania 19462 and its telephone number is (610) 828-7261.

     On December 19, 1995, Kleinert's, Inc., through its newly formed wholly-owned subsidiary, Kleinert's, Inc. of Florida,("together, the Company"), consummated a transaction (the "Transaction") pursuant to which the Registrant acquired substantially all of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") two Florida corporations, and all of the capital stock of Certified Apparel Services of Honduras, Inc., S.A., a Honduran corporation ("CASH"). Pixie, Certified and CASH, all of which are affiliated entities, are engaged in the manufacture and sale of children's apparel.

     In consideration for the assets of Pixie and Certified and the shares of CASH, the Registrant paid an aggregate purchase price of $4,650,000. The purchase price was financed by the Registrant through an amendment to its existing bank financing agreement to provide for an additional term debt facility.

     On September 30, 1996, the Registrant consummated the Merger (the "Merger") of Scott Mills, Inc. ("Scott Mills"), with and into the Company's wholly-owned subsidiary, Kleinert's, Inc. of Alabama ("Kleinert's Alabama"), pursuant to an Agreement and Plan of Merger dated June 10, 1996 among the Company, Scott Mills and Kleinert's Alabama (the "Merger Agreement"). Pursuant to the Merger Agreement, each share of Scott Mills Common Stock outstanding on September 30, 1996 was converted into the right to receive $.03 in cash and .0152 of a share of the Company's Common Stock, determined by the division of $.27 for each share of Scott Mill's stock by $17.75 which represented the average price of the Company's stock on the five trading days immediately preceding the consummation of the Merger (as determined pursuant to the Merger Agreement). Cash was paid in lieu of fractional shares. The Company has issued approximately 51,000 shares of its Common Stock and approximately $101,000 in cash in exchange for all of the outstanding shares of Common Stock of Scott Mills.

     As used herein, unless the context otherwise indicates, the term "Registrant" refers to Kleinert's, Inc. and its subsidiaries, Kleinert's, Inc. of Alabama, Kleinert's, Inc. of

Delaware, Kleinert's, Inc. of New York, Kleinert's, Inc. of Florida and Certified Apparel Services of Honduras Inc., S.A.

     To more reasonably reflect the seasonality of operations, the Registrant's fiscal year ends the Saturday nearest November 30. Fiscal years 1996 and 1995 were fifty two week years. Fiscal year 1994 was a fifty three week year. The following table sets forth financial information for each of the Registrant's last three fiscal years relating to: (1) net sales; (2) operating profit; and
(3) identifiable assets.

                                                     Fiscal Year Ended
                                            Nov. 30,       Dec. 2,       Dec. 3,
                                              1996          1995          1994
                                            --------      --------      --------
                                                      ($000's omitted)
Net sales                                   $ 86,759      $ 75,121      $ 69,262

Operating profit                            $  9,705      $  8,334      $  7,326

Identifiable assets*                        $ 62,832      $ 48,222      $ 40,462

----------
*Includes goodwill of $3,803, $310 and $325, respectively.

1.   Apparel

     Children's Apparel

     The sleepwear manufactured by the Registrant consists primarily of blanket sleepers made of 100% polyester fleece in sizes ranging from newborn to girls' and boys' size 14 and knit sets made of polyester interlock, jersey, double-knit or terrycloth fabric for infants in sizes ranging from newborn to size 24 months. All of the Registrant's sleepwear is made of 100% polyester and complies with the requirements of the Consumer Products Safety Commission relating to flammability standards (See "Manufacturing"). Sales of sleepwear represented 48%, 50%
and 51% of children's apparel net sales in fiscal year 1996, 1995 and 1994, respectively.

     The Registrant's playwear consists primarily of activewear sets and separates in sizes ranging from infant through girls' and boys' size 14. Activewear sets are two-piece jog sets consisting of pants and a top made of polyester cotton blend, 100% acrylic fleece or printed interlock fabric. Separates are the same as the jog sets, except separates consist of either the top or the pant only. The Registrant also manufactures and sells T-shirts, primarily for children, made of 100% cotton or polyester cotton blend, in sizes ranging from infant through toddler. Sales of playwear including T-shirts represented 41%, 50% and 49% of children's apparel net sales in fiscal year 1996, 1995 and 1994, respectively.

     The Registrant's sportswear line is made mainly from woven fabrics including denim and corduroy. Sizes range from infant through boys and girls size 14. Sales of sportswear represented 11% of children's apparel net sales in fiscal year 1996.

     The Registrant has screen print and embroidery equipment which is used in the apparel manufacturing process. The Registrant's in-house staff of artists create designs which are meticulously engineered onto cut parts and then sewn in the manufacturing process. Typically the screen print equipment is used in the manufacture of jog sets and the embroidery equipment is used in the manufacture of the Registrant's sleepwear products.

           The Registrant's apparel products are sold at retail prices generally ranging from $7.00 to $18.00 for sleepwear, from $6.00 to $14.00 for playwear, from $5.00 to $9.00 for T-shirts/polo shirts and from $6.00 to $18.00 for sportswear (See "Marketing").

     Personal Apparel

     The Registrant manufactures and sells dress and garment shields and distributes personal apparel and sanitary items. Dress and garment shields protect clothing from underarm perspiration stains. The retail price of the personal apparel items sold by the Registrant generally ranges from $4.25 to $15.90. The Registrant distributes adult incontinence products under the names "Safe `N Dry" and "Feel and Sure". These products are distributed in conjunction with Hygienics Industries, Inc., in accordance with an exclusive licensing arrangement. Sales of personal apparel items represented less than 2% of the Registrant's consolidated net sales during each of the last three fiscal years.

     Textiles

     The Registrant knits polyester, cotton/polyester blend, cotton and acrylic fabrics for the children's and women's apparel markets. The fabrics are used in the manufacturing of the Registrant's children's apparel and are also sold to outside apparel manufactures. Sales of textiles to third parties were less than 1% for the two months of operations included in consolidated net sales for fiscal year 1996.

2.   Manufacturing - Apparel

     Production

     The Registrant's infants' and children's playwear and sleepwear is cut, sewn, inspected, packaged and warehoused at the Registrant's 340,000 square foot Elba, Alabama facility. The Elba facility performs the same functions with respect to T-shirts, except for the sewing and inspection of T-shirts, which are currently performed at the Registrant's 22,000 square foot Greenville, Alabama facility. The 85,000 square foot facilities of the Kleinert's, Inc. of Florida facility in the Tampa Bay area of Florida perform essentially the same functions as the Elba facility with respect to woven children's wear products. The Registrant's Honduras facility is primarily engaged in sewing, inspection and packaging of sleepwear and sportswear products.

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

     In an effort to control more closely its apparel manufacturing process, the Registrant during the past five years has installed new equipment and upgraded existing equipment. The Registrant has installed a completely integrated screen print system, and a "real time" work-in-process system at its Alabama facilities to better monitor and control the manufacturing process and additional embroidery machines. The Registrant has also installed in its Elba, Alabama facility a real-time computer based data collection and information warehouse processing system which has enabled improved monitoring of the movement of finished goods as they are warehoused and processed for shipment. This system provides up-to-the minute information both to management and its retail customers and permits the Registrant to ship more goods in the ever shrinking shipping window as a result of implementation of "Quick Response" via Electronic Data Interchange ("E.D.I.").

     The Registrant's Elba facility currently operates one eight-hour shift a day for sewing and two shifts a day (when needed) for cutting, screen print and embroidery, five days a week. The Greenville and Florida facilities currently operate one eight-hour shift a day, five days a week. The Honduras facility operates on five and one-half day weeks.

     During fiscal years 1996 and 1995, the Registrant spent $2,238,000 and $5,808,000, respectively, for contract sewing of T-shirts, jog sets and basic separates. The Registrant will continue to use outside contractors to manufacture various products in order to meet peak season deliveries which are in excess of the existing in-house manufacturing capacity of the Registrant. Kleinert's has conducted business with several contract sewers in the past few years depending upon the type of product to be manufactured. The principal contractor has been Precision Textiles, Inc. (P.T.I.), which has sewn primarily fleece sets or separates however, Kleinert's believes that there are readily available alternate sources for contract sewing.

     Raw Materials

     During fiscal year 1996, approximately 21.7% of the fabric purchased for the Registrant's children's apparel division was purchased from one vendor. The Company also purchased $6,917,000 or 9.2% of its fabric requirements from Scott Mills during fiscal year 1996. Vendors are selected on the basis of quality, price and service; however, the Registrant's fabric needs could be met by other vendors at prices that in most cases are competitive. The remaining materials used in the manufacture of children's apparel were purchased from a variety of sources.

     Raw materials for the Registrant's personal apparel products are purchased from a limited number of sources. The Registrant believes that alternative sources are readily available at competitive prices.

     Manufacturing - Textiles

     Production

     The Registrant's fabric and textile manufacturing process since its merger with Scott Mills during fiscal year 1996 begins with circular knitting machines which knit various types of greige goods (undyed fabric) in a tube producing jersey, interlock, mini jacquard, terrycloth, rib or novelty fabric. After knitting, the fabric is batched into lots for dyeing, which is subcontracted to third parties. The knitting facility normally operates 24 hours a day, five days a week.

     Fabric dyeing is a time consuming operation, with cycle times ranging from four to twelve hours depending on the type of fabric and the dye color. The finishing process sets the width and length of the fabric as it is dried. In addition to the normal drying process, fleece fabrics such as acrylic fleece are "napped"-fed through machines that fluff one side of the fabric using rotating wire brushes. Subcontracting parties also mechanically compact 100% cotton fabric in order to reduce wash shrinkage of garments without using resins. Reducing wash shrinkage is becoming increasingly important to the retail consumer.

     All fabrics are tested for consistency of fabric color in the dye vessels and are tested again on a random basis after the last finishing process.

     In addition, a piece of every fabric lot produced is sent through a series of quality control tests to ensure compliance with the Consumer Product Safety Act, Flammable Fabrics Act,

Textile Fiber Products Identification Act and other rules and regulations promulgated by the Consumer Products Safety Commission.

     Raw Materials

     The principal raw materials used in the textile division are acrylic, polyester and poly-cotton yarns. The raw materials are knit into five basic constructions-terrycloth, interlock, jersey, mini jacquard and rib. In addition, the Registrant makes variations of those basic constructions including fleece and novelty fabrics.

     The Registrant believes that the consistent quality of raw materials and service provided by its vendors is very important; therefore, it relies on one principal supplier for each of its principal raw materials rather than relying on a diversified supplier base. While the number of potential suppliers has decreased in recent years, the Registrant believes there are alternative sources of raw materials should the need arise in the future.

3.   Marketing

     The Registrant's children's apparel products are sold primarily by an in-house sales staff of nine people which are organized on the basis of specific customers. In addition, there are six independent commissioned sales representatives. The independent commissioned sales representatives account for 38% of total children's apparels sales. Sales efforts are principally conducted from the Registrant's New York City showroom.

     The Registrant sells most of its apparel to national chain stores, mass merchandisers, department stores and specialty stores, such as Target Stores, J.C. Penney, Sears, Wal-Mart, Kids R'Us, K-Mart, Federated, May, Nordstrom and Mercantile Stores. During fiscal year 1996 sales of apparel were made to approximately 300 customers. No single customer accounted for more than 10% of the Registrant's consolidated net sales for fiscal year 1996 other than Wal-Mart, Target Stores and J.C. Penney, which accounted for approximately 14%, 12% and 11%, respectively, of consolidated net sales during the period.

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

     Sales of the Registrant's textile products are directed through the Registrant's in-house management primarily to garment manufacturers, including children's wear manufacturers.

     Backlog

     The backlog of orders for apparel goods was approximately $4,598,000 at February 3, 1997 which is consistent with the level of open orders at February 2, 1996 of $4,486,000. The amount of unfilled orders at a particular time is affected by a number of factors including the scheduling of manufacturing and product shipping, which in many instances is dependent on the desires of the customer. The Registrant anticipates that all orders will be filled during the current fiscal year.

     The backlog of orders for the knitting operation was approximately $1,800,000 at February 3, 1997. The level of orders reflects the addition of one new salesmen in the textile division. The Registrant anticipates that all orders will be filled during the current fiscal year.

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

     Foreign competition has been a significant factor in the children's apparel industry. The Registrant believes that it can best compete with foreign competition by providing superior customer service, responding quickly to changes in customer demand and providing more timely deliveries. The benefits of manufacturing domestically may permit retailers to reduce their inventory levels and lower the risk that product availability will not match consumer demand.

     The Registrant experiences limited competition in the personal apparel market.

     The domestic textile industry is highly competitive and no one firm dominates the United States market. In recent years there has been a trend toward consolidation and capacity reduction in the U.S. textile industry. A large number of domestic and foreign producers compete with the Registrant. Although domestic textile producers currently are the Registrant's greatest competitors, foreign textile and apparel producers are significantly increasing their penetration of the domestic market. The Registrant expects foreign producers to further expand their market share at the expense of domestic producers in the years ahead.

     The long-term prospects of the Registrant will also be affected by the ability of its apparel customers to remain competitive in the face of foreign competition. Textile import decisions by U.S. retailers and apparel manufacturers are influenced by a number of factors, including raw material costs, lead times, political instability and infrastructure deficiencies of newly industrializing countries, fluctuating currency exchange rates, individual government policies and international agreements regarding textile and apparel trade.

5.   Employees

     As of January 1, 1997, the Registrant had 1,585 full time employees including approximately 1,387 in manufacturing (of which 755 are in Elba, Alabama, 76 in Greenville, Alabama, 204 in the Florida plants, 325 in Honduras, and 27 in Gastonia, N.C.) 25 in merchandising, design and sales, 110 in supervisory/clerical/administration and 63 in general management. Historically, the number of employees increases during the summer and fall due to seasonal factors. None of the Registrant's domestic employees are party to a collective bargaining agreement and the Registrant believes its employee relations are satisfactory. The employees in Honduras are under a collective bargaining agreement as required by Honduras laws.

6.   Governmental and Environmental Regulation

     The Registrant and its operations are subject to federal, state and local laws, as well as Honduran law in the case of Certified Apparel Services of Honduras, Inc., including the Occupational Safety and Health Act (OSHA), the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Products Identification Act and the rules and regulations promulgated thereunder. The Registrant believes it is in substantial compliance with all applicable governmental requirements under these laws and regulations.

     The Registrant and its operations are subject to federal, state and local laws and regulations concerning the protection of the environment including those related to the generation and discharge of waste water, the generation, storage, transportation and disposal of other wastes, and emissions into the air. The Registrant is not currently the subject of any proceedings under these laws and regulations, and believes it is in substantial compliance with all applicable governmental requirements under these laws and regulations.

     The Registrant does not anticipate that environmental or O.S.H.A. law and regulations, or compliance with other federal, state and local laws and regulations, will require substantial expenditures or materially affect its results of operations or financial condition during the foreseeable future unless conditions unknown to the Registrant are discovered or new or stricter requirements are imposed.

Item 2.   Properties

     The Registrant conducts its manufacturing operations from three plants in Alabama, two plants in Florida, one plant in Honduras, C.A. and one plant in North Carolina. The Registrant's principal executive offices are located in Plymouth Meeting, Pennsylvania, a suburb of Philadelphia. The Registrant's sales, marketing, merchandising and design functions are conducted from its offices located in New York, New York. The Registrant believes that its plants and equipment are well maintained and are sufficient, when combined with production from outside contractors, to meet expected output levels in fiscal year 1997. In addition, the Registrant leases an office in suburban Wilmington, Delaware for its subsidiary, Kleinert's, Inc. of Delaware.

     The following table sets forth a summary of the principal facilities owned or leased by the Registrant as of January 1, 1997:

                                                            Basis of
Location            Primary Use                   Sq. Ft.   Occupancy
--------            -----------                   -------   ---------
Elba,               Manufacture of children's     340,000   Owned
Alabama             apparel

Elba,               Finished goods warehouse       11,000   Lease expiring
Alabama                                                     November 30, 1997

Greenville,         Sewing of T-shirts and         22,000   Lease expiring
Alabama             activewear tops                         February 14, 1998(1)

New York,           Marketing, merchandising       12,878   Lease expiring
New York            and design of infant's                  March, 2001
                    and children's wear

Plymouth            Executive offices               3,900   Lease expiring
Meeting,                                                    September, 2001
Pennsylvania

Largo,              Manufacture of Children's      78,000   Lease expiring
Florida             apparel                                 December, 1998(2)

Safety Harbor,      Manufacture of Children's       7,000   Lease expiring
Florida             apparel                                 July, 1997(2)

San Pedro           Manufacture of Children's      42,000   Lease expiring
 Sula               apparel                                 October, 2000(2)
Honduras, CA

San Pedro           Visitors housing facility       1,400   Lease expiring
 Sula                                                       May 1997
Honduras, CA

Gastonia,           Knitting and warehouse         27,000   Lease expiring
North Carolina      yarn and finished goods                 April, 2001

----------
(1) The Registrant has an option to renew the lease for an additional one year, and has an option to purchase this facility, including approximately 5.6 acres of land, for $140,000. Certain portions of the rental payments may be applied against the purchase price.

(2)  The Registrant has options to renew these leases.

Item 3.   Legal Proceedings

     The Registrant currently is not a party to any material litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1996.

                                     PART II

Item 5.   Market For The Registrant's Common Stock
          And Related Stockholder Matters

     The Registrant's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "KLRT". The following table sets forth for the periods indicated the high and low closing sale prices as reported by NASDAQ.

                                                     Stock Price Range
                                                     -----------------
                                               High                      Low
                                               ----                      ---
     Fiscal Year 1996
     ----------------
     Dec   3, 1995  -  Mar. 2,  1996         $17 1/2                   $15 3/4
     Mar.  3, 1996  -  June 1,  1996         $17 1/2                   $15
     June  2, 1996  -  Aug. 31, 1996         $17 1/2                   $15
     Sept. 1, 1996  -  Nov. 30, 1996         $18                       $16 1/8


     Fiscal Year 1995
     ----------------
     Dec.  4, 1994  -  Mar.  4, 1995         $22 1/4                   $15 3/4
     Mar.  5, 1995  -  June  3, 1995         $21 1/2                   $18
     June  4, 1995  -  Sept. 2, 1995         $18 3/4                   $16
     Sept. 3, 1995  -  Dec.  2, 1995         $18                       $15 1/4

     The Registrant's common stock is thinly traded. The average weekly trading volume in fiscal years 1996 and 1995 was approximately 7,300 and 9,100 shares, respectively.

     On February 3, 1997, the closing sale price of the common stock was $17.50. On that date there were in excess of 250 holders of record of the common stock of the Registrant and there is estimated to be in excess of 500 shareholders of the common stock of the Registrant.

     No cash dividends were paid with respect to the Registrant's common stock during the past five fiscal years. The Registrant's working capital loan agreements provide that no cash dividends may be paid on the common stock unless the Registrant's consolidated net worth exceeds $15,000,000 after the payment of cash dividends. The Registrant's working capital loan agreements also require the Registrant to maintain certain financial covenants, including requirements on pretax income, working capital, tangible net worth, debt and capital expenditures. The Registrant was in compliance with all such financial covenants as of November 30, 1996. The Registrant does not expect to pay cash dividends in the foreseeable future, but rather expects to use its cash to expand its operations and become less of a seasonal borrower for working capital.

Item 6.   Selected Financial Data

                                        --------------Fiscal Year Ended--------------

                           Nov. 30,        Dec. 2,        Dec.  3,         Nov. 27,        Nov. 28,
                            1996            1995          1994 (1)          1993            1992
                         ----------      ----------      ----------      ----------      ----------
                                    (Dollar amounts in thousands, except per share data)
Operating Results:

Net sales                $   86,759      $   75,121      $   69,262      $   61,428      $   58,542
                         ==========      ==========      ==========      ==========      ==========
Income from
continuing
operations before
cumulative effect
of change in
accounting for
income taxes             $    4,976      $    4,331      $    3,872      $    3,325      $    3,124
                         ==========      ==========      ==========      ==========      ==========
Loss from
discontinued opera-
tions, net of tax
effect                   $     --        $     --        $     --        $   (1,263)     $   (2,599)
                         ==========      ==========      ==========      ==========      ==========
Cumulative effect
of change in
accounting for
income taxes             $     --        $     --        $      210      $     --        $     --
                         ==========      ==========      ==========      ==========      ==========
Per Share:

Income from
continuing
operations before
cumulative effect
of change in
accounting for
income taxes             $     1.31      $     1.15      $     1.04      $      .93      $      .90
                         ==========      ==========      ==========      ==========      ==========
Loss from
discontinued opera-
tions                    $     --        $     --        $     --        $     (.35)     $     (.75)
                         ==========      ==========      ==========      ==========      ==========
Cumulative effect
of change in
accounting for
income taxes             $     --        $     --        $      .06      $     --        $     --
                         ==========      ==========      ==========      ==========      ==========
Total assets             $   62,832      $   48,222      $   40,462      $   41,907      $   42,472
                         ==========      ==========      ==========      ==========      ==========
Long-term debt           $    6,834      $    3,429      $    4,624      $    5,469      $    6,643
                         ==========      ==========      ==========      ==========      ==========

(1)  Includes 53 weeks of operations.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

     Net Sales. The following table presents, for the periods indicated, Kleinert's net sales by product line and segment.

                                                     Fiscal Year Ended
                                         ---------------------------------------
                                         Nov. 30,          Dec. 2,       Dec. 3,
                                           1996             1995          1994
                                         --------         --------      --------
                                                     ($000's omitted)
Sleepwear                                $ 40,155         $ 37,015      $ 34,601
Playwear                                   30,831           31,432        29,892
T-shirts                                    4,762            5,640         3,604
Sportswear                                  9,363             --            --
                                         --------         --------      --------
   Total Children's Apparel                85,111           74,087        68,097
Personal Apparel                              916            1,034         1,165
Textile                                       732(1)          --            --
                                         --------         --------      --------

    Total                                $ 86,759         $ 75,121      $ 69,262
                                         ========         ========      ========

     (1) Includes net sales for the two months of operations included in the Registrant's consolidated net sales from and after the effective date of the merger of Scott Mills into Kleinert's, Inc. of Alabama.

     Kleinert's business is highly seasonal the second half of the fiscal year (June through November) typically accounts for greater than 70% of annual sales. Retail customers typically build inventory levels prior to the August-September "back to school" period and continue to re-stock throughout the fall.

     Net sales increased $11,638,000 or 15.5% in fiscal year 1996 compared to fiscal year 1995. This increase was primarily due to the acquisition in December 1995 of Pixie Playmates, a woven sportswear company. Sportswear sales represented 10.8% of the Company's net sales for 1996. In addition, Kleinert's core business showed improved sales in sleepwear, an 8.5% or $3,140,000 increase. This increase was a result of increased market share as retail selling prices remained relatively constant throughout both years. These increases were offset by decreases in both the T-shirt and playwear lines; 15.6% or $878,000 in T-shirts and 1.9% or $601,000 in playwear. The decrease in T-shirts is due to lower sales to the Company's significant customer in this product line. The Company is evaluating its options with regard to the T-shirt business due to a change in the financial stability of its significant customer in this product line.

     Net sales increased $5,859,000 or 8.4% in fiscal year 1995 compared to fiscal year 1994. This increase was primarily due to a 7% increase or $2,414,000 in sleepwear and a 5% increase or $1,540,000 in playwear and a 56% increase or $2,036,000 in T-shirt sales. The increase in net sales represented an increase in market share since retail selling prices remained relatively constant throughout both years.

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

     The years ended November 30, 1996 and December 2, 1995 were 52 week years and the year ended December 3, 1994 contained 53 weeks. The impact of the additional week for the year ended December 3, 1994, relative to total sales for the entire fiscal year, was not significant.

     Gross Profit

     The following table presents, for the periods indicated, Kleinert's gross profit dollars (net sales less cost of goods sold) and gross profit as a percentage of net sales (profit margin) for each of its segments.

                                         Fiscal Year Ended
                     -----------------------------------------------------------
                     Nov. 30, 1996         Dec. 2, 1995          Dec. 3, 1994
                     -------------         ------------          ------------
                       % of Net              % of Net              % of Net
                         Sales                 Sales                 Sales
                       --------              --------              --------
                                          ($000's omitted))
Children's
 Apparel            $15,184      18%      $13,114      18%      $12,039      18%
Personal Apparel        348      40%          371      36%          437      38%
Textiles                114      16%         --        --          --        --
                    -------      --       -------      --       -------      --
Total               $15,646      18%      $13,485      18%      $12,476      18%
                    =======      ==       =======      ==       =======      ==

     Gross profit increased $2,161,000 in fiscal year 1996 compared to fiscal year 1995 and the profit margin remained stable at 18% when compared to fiscal year 1995. Gross profit increased $1,009,000 in fiscal year 1995 compared to fiscal year 1994 while the profit margin remained stable at 18% when compared to fiscal year 1994.

     General corporate expenses which are included in cost of goods sold increased $62,000 to $1,766,000 in fiscal year 1996 compared to $1,704,000 in fiscal year 1995.

     Total overhead included in cost of goods sold also included a large fixed cost component related to Kleinert's Elba, Alabama manufacturing facility that has remained relatively constant and has not increased in proportion to the additional sales volume. This has served to stabilize margins in spite of extreme competitive pressure on product pricing and the slight increase in general corporate expenses noted between fiscal year 1996 and 1995. Kleinert's intends to continue to maintain margins at current levels by controlling fixed costs and seeking to lower variable costs through volume purchasing of raw materials and sourcing of labor as required.

     General corporate expenses which are included in cost of goods sold increased $743,000 to $1,704,000 in fiscal year 1995 compared to fiscal year 1994 principally due to increased salaries, legal expenses and reduced reimbursement from Scott Mills to Kleinert's for certain corporate support services in fiscal year 1995 when compared to fiscal 1994.

     Depreciation and amortization expense was $1,038,000, $676,000 and $674,000 in the three fiscal years ended November 30, 1996, December 2, 1995, and December 3, 1994, respectively.

     Selling, General and Administrative Expenses

     The following table presents, for the periods indicated, Kleinert's selling, general and administrative expenses, including design, merchandising and related expenses, in dollars and as a percentage of net sales for each of its segments.

                                         Fiscal Year Ended
                 ---------------------------------------------------------------
                 Nov. 30, 1996             Dec. 2, 1995          Dec. 3, 1994
                 -------------             ------------          ------------
                   % of Net                  % of Net              % of Net
                     Sales                     Sales                 Sales
                   --------                  --------              --------
                                        ($000's omitted))
Children's
 Apparel         $5,667       6.7%      $4,971       6.7%      $4,967       7.3%
Personal
 Apparel            195      21.3%         180      17.4%         183      15.7%
Textile              79         8%        --        --           --        --
                 ------      ----       ------      ----       ------      ----
Total            $5,941       6.8%      $5,151       6.9%      $5,150       7.4%
                 ======      ====       ======      ====       ======      ====

     The percentage of selling, general and administrative expenses to net sales ("expense ratio") in fiscal year 1996 was 6.8% compared to 6.9% in fiscal year 1995.

     The expense ratio decreased to 6.9% in fiscal year 1995 from 7.4% in fiscal year 1994. The decrease represented increased sales volume compared to relatively constant expenses when comparing fiscal year 1995 to fiscal 1994.

     Interest Expense

     Interest expense in fiscal year 1996 was $1,932,000, a $281,000 increase when compared to fiscal year 1995. The increase was principally due to the term debt related to the Pixie Acquisition. Interest expense in fiscal year 1995 was $1,651,000, a $248,000 increase when compared to fiscal year 1994. The increase was due primarily to higher short-term interest rates partially offset by lower average short term borrowing levels.

     Income Taxes:

     The effective tax rates for fiscal years 1996, 1995 and 1994 were 36.0%, 35.2% and 34.6%, respectively.

     Impact of Inflation and Changing Prices
     on Sales and Income from Operations

     In fiscal year 1994, Kleinert's experienced an increase in raw material prices which continued into fiscal year 1995. The impact on margins of increased raw material prices was offset primarily by increased sales volume that permitted the absorption of relatively stable fixed costs. Consequently, margins remained stable without a corresponding increase in selling prices. Raw material prices did not change significantly in 1996. Kleinert's was not able to increase its selling prices during fiscal year 1996; therefore, Kleinert's continues to examine all of its costs in an effort to maintain its profit margins.

     Liquidity and Capital Resources

     At November 30, 1996, the Registrant had working capital of $22,706,000 compared to $18,557,000 at December 2, 1995. The ratio of current assets to current liabilities was 1.95 to 1.0 and 1.91 to 1.0 at November 30, 1996 and December 2, 1995, respectively. The ratio of liabilities to equity was
 .98 to 1.0 and 1.0 to 1.0 at November 30, 1996 and December 2, 1995, respectively.

     Net cash used in operating activities increased $111,000 from ($314,000) in fiscal year 1995 to $(425,000) in fiscal year 1996.

     Cash used in investing activities increased $4,391,000 to ($6,187,000) in 1996 from ($1,796,000) in 1995. The increase was primarily the result of the acquisition of the assets of Pixie and the capital stock of CASH for an aggregate cash purchase price of $4,650,000.

     Net cash provided by financing activities increased by $4,375,000 to $6,680,000 in 1996 from $2,305,000 for 1995. The increase was primarily the result of $1,938,000 of proceeds from the sale of common stock upon the exercise of stock options, the addition of a $4,650,000 term debt facility to finance the purchase of the Pixie Acquisition, offset by the purchase of treasury stock of $749,000. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. The total borrowing at November 30, 1996 was $7,449,000 which is payable in quarterly installments of $300,000 through September 2002 with a final installment of $249,000 due December 2002. The annual interest rate is based on LIBOR but has been effectively fixed at 7.00% by an interest rate swap agreement with the same bank.

     Kleinert's uses its short-term borrowings to build inventory levels for shipment in the fall season.

     Kleinert's believes that cash flow generated by operations, together with amounts available under its existing credit arrangements, should be sufficient to fund its working capital needs in fiscal year 1997 and for the foreseeable future.

     The Registrant anticipates spending approximately $1.6 million for capital expenditures in fiscal year 1997 primarily for machinery improvements at the Elba facility, leasehold improvements at the New York office and to replace old equipment which the Registrant believes will improve its manufacturing operations. Depreciation expense is expected to approximate $1.3 million for fiscal year 1997.

     The Registrant sold its non-operating property in June 1994 for $500,000 which required the Registrant to accept a three year $350,000 note receivable. The sale of the property resulted in a small loss. The balance on the note receivable at November 30, 1996 was $80,000.

     Kleinert's has unsecured line of credit aggregating $42,500,000 of which $12,871,000 was outstanding at November 30, 1996 bearing interest at rates ranging from 6.2% to 7.0%. The maximum outstanding borrowings were $29,676,000 in fiscal year 1996.

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

     Impact of Recently Issued Accounting Standards

     In March 1995, the FASB issued Statement No. 121 Accounting for the Impairment of Long-Lives Assets to Be disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Registrant expects the impact of adoption in 1997 will be insignificant.

     In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes new accounting and reporting standard which reflect the standards' "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use existing accounting rules or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. The Registrant will elect to continue to use existing accounting rules.

     Both statements are effective for fiscal years beginning after December 15, 1995 and, accordingly, will not be required until fiscal year 1997.

Item 8.   Consolidated Financial Statements
          and Supplementary Data

                                                                 Page
                                                                 ----

          Report of Independent Auditors                          34

          Consolidated Balance Sheets at November
          30, 1996, and December 2, 1995                          35


          Consolidated Statements of Operations
          for the Fiscal Years ended November 30,
          1996, December 2, 1995 and December 3, 1994             37


          Consolidated Statements of Shareholders'
          Equity for the Fiscal Years ended November 30,
          1996, December 2, 1995, and December 3, 1994            38


          Consolidated Statements of Cash Flows
          for the Fiscal Years ended November 30,
          1996, December 2, 1995 and December 3, 1994             39

          Notes to Consolidated Financial
          Statements                                              41

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of Kleinert's, Inc.

We have audited the accompanying consolidated balance sheets of Kleinert's, Inc. as of November 30, 1996 and December 2, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kleinert's, Inc. at November 30, 1996 and December 2, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1994 the Company changed its method for accounting for income taxes.


Philadelphia, Pennsylvania
February 14, 1997

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS

                     NOVEMBER 30, 1996 AND DECEMBER 2, 1995
                                ($000's omitted)


                    ASSETS                                  1996          1995
                    ------                                --------      --------
Current assets:
  Cash                                                    $    395      $    327
  Accounts receivable (net of allowances
     for doubtful accounts of $206 and
     $259, respectively)                                    23,552        21,899

  Inventories:
       Raw materials                                         6,451         4,222
       Work-in-process                                       4,430         4,321
       Finished goods                                        7,545         5,987
                                                          --------      --------
          Total inventories                                 18,426        14,530
                                                          --------      --------

  Deferred tax assets                                        3,101           182
  Other current assets                                       1,067         2,198
                                                          --------      --------

     Total current assets                                   46,541        39,136
                                                          --------      --------

Property, plant and equipment, at cost
     Building and leasehold improvements                     5,714         5,106
     Machinery and equipment                                10,825         6,070
     Furniture and fixtures                                    621           368
     Construction in progress                                  317          --
                                                          --------      --------
                                                            17,477        11,544
                                                          --------      --------

     Less accumulated depreciation                           8,287         6,051
                                                          --------      --------

     Net property, plant and equipment                       9,190         5,493
                                                          --------      --------

Goodwill                                                     3,803           310
Cash surrender value (net)                                   2,861         2,402
Other assets                                                   437           881
                                                          --------      --------
                                                          $ 62,832      $ 48,222
                                                          ========      ========


                 See notes to consolidated financial statements

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                     NOVEMBER 30, 1996 AND DECEMBER 2, 1995
                                ($000's omitted)


  LIABILITIES and SHAREHOLDERS' EQUITY                     1996          1995
  ------------------------------------                   --------      --------
Current liabilities:
  Notes payable and current portion of
    long-term debt                                    $ 14,768         $ 14,195
  Accounts payable                                       6,071            5,024
  Accrued expenses                                       2,996            1,360
                                                      --------         --------
      Total current liabilities                         23,835           20,579


Deferred income taxes                                      410              134
Long-term debt                                           6,834            3,429
                                                      --------         --------
      Total liabilities                                 31,079           24,142
                                                      --------         --------

Commitments                                               --               --

Shareholders' equity
  Preferred stock - par value $1.00 per
    share, 2,000,000 shares authorized,
    none issued                                           --               --
  Common stock - par value $1.00 per
    share, 10,000,000 shares authorized,
    4,249,398 and 3,798,398 shares
    issued, respectively                                 4,249            3,798
  Capital in excess of par value                        13,621           10,626
  Retained earnings                                     17,848           12,872
                                                      --------         --------
                                                        35,718           27,296
  Less:
    Treasury stock, at cost, 513,467 and
      466,967 common shares                             (3,965)          (3,216)
                                                      --------         --------

      Total shareholders' equity                        31,753           24,080
                                                      --------         --------

                                                      $ 62,832         $ 48,222
                                                      ========         ========


                 See notes to consolidated financial statements

                                 KLEINERT'S INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                      Fiscal Years Ended November 30, 1996,
                      December 2, 1995 and December 3, 1994
                   ($000's omitted, except per share amounts)


                                                  1996        1995        1994
                                                --------    --------    --------

Net sales                                       $ 86,759    $ 75,121    $ 69,262

Cost of goods sold                                71,113      61,636      56,786
                                                --------    --------    --------

      Gross profit                                15,646      13,485      12,476
                                                --------    --------    --------

Selling, general and administrative
  expenses                                         5,941       5,151       5,150
Interest expense                                   1,932       1,651       1,403
                                                --------    --------    --------
                                                   7,873       6,802       6,553
                                                --------    --------    --------
   Income before income taxes and cumulative
     effect of change in accounting
     for income taxes                              7,773       6,683       5,923


Provision for income taxes                         2,797       2,352       2,051
                                                --------    --------    --------

   Income before cumulative effect of change
     in accounting for income taxes                4,976       4,331       3,872

Cumulative effect of change in
  accounting for income taxes                       --          --           210
                                                --------    --------    --------

Net income                                      $  4,976    $  4,331    $  4,082
                                                ========    ========    ========

Earnings per share:

   Income before change in accounting
     for income taxes                           $   1.31    $   1.15    $   1.04

   Cumulative effect of change in
     accounting for income taxes                    --          --           .06
                                                --------    --------    --------

   Net income                                   $   1.31    $   1.15    $   1.10
                                                ========    ========    ========

Weighted average shares outstanding                3,801       3,750       3,702
                                                ========    ========    ========


                 See notes to consolidated financial statements

                                KLEINERT'S, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Fiscal Years Ended November 30, 1996,
                      December 2, 1995 and December 3, 1994
                       ($000's Omitted except share data)

                                       Number of                        Capital in                                         Total
                                        Shares           Common         Excess of         Retained       Treasury      Shareholders'
                                      Outstanding        Stock          Par Value         Earnings         Stock           Equity
                                      -----------      ----------       ----------       ----------      ----------     ------------
Balance, November 27, 1993             3,367,598       $    3,790       $   10,513       $    4,459      $   (2,672)     $   16,090

Exercise of incentive stock
 options                                   8,333                8               61                                               69

Repurchase of common stock               (44,500)                                                              (544)           (544)

Tax benefit of exercise of stock
 options                                                                        52                                               52

Net income                                  --               --               --              4,082            --             4,082
                                      ----------       ----------       ----------       ----------      ----------      ----------

Balance, December 3, 1994              3,331,431            3,798           10,626            8,541          (3,216)         19,749

Net income                                  --               --               --              4,331            --             4,331
                                      ----------       ----------       ----------       ----------      ----------      ----------

Balance, December 2, 1995              3,331,431       $    3,798       $   10,626       $   12,872      $   (3,216)     $   24,080

Exercise of incentive stock
 options                                 400,000              400            1,538                                            1,938

Repurchase of common stock               (46,500)                                                              (749)           (749)

Tax benefit of exercise of stock
 options                                                                       758                                              758

Acquisition of Scott Mills                51,000               51              699                                              750

Net income                                  --               --               --              4,976            --             4,976
                                      ----------       ----------       ----------       ----------      ----------      ----------

Balance, November 30, 1996             3,735,931       $    4,249       $   13,621       $   17,848      $   (3,965)      $   31,753
                                      ==========       ==========       ==========       ==========      ==========       ==========


                 See notes to consolidated financial statements

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Fiscal Years Ended November 30, 1996,
                    December 2, 1995 and December 3, 1994 and
                                ($000's omitted)


                                                 1996        1995        1994
                                               --------    --------    --------
Cash flows from operations:
  Net income                                   $  4,976    $  4,331    $  4,082
    Adjustments to reconcile net income
    to net cash (used in) provided
    by operating activities
      Depreciation and amortization               1,038         676         674
      Cumulative effect of change in
        accounting principle                       --          --          (210)
      Loss on disposal of fixed assets             --          --            29
      Provision for losses on
        accounts receivable                          53          71          80

      Change in assets and liabilities
        net of business acquired:
    Increase in accounts
      receivable                                 (1,631)     (3,915)       (318)
    Increase in inventory                        (1,382)     (1,834)       (943)
    Decrease(increase)in other
      current assets                                513        (767)       (450)
    (Decrease)increase in accounts
      payable and accrued expenses               (4,844)      1,186      (1,529)
    Increase (decrease) in income
      taxes payable                                 659         (73)       --
    Decrease (increase) in other assets             (83)       --          --
    Increase in deferred income taxes               276          11          89
                                               --------    --------    --------
      Total adjustments                          (5,401)     (4,645)     (2,578)
                                               --------    --------    --------
      Net cash (used in) provided by
        operating activities                       (425)       (314)      1,504
                                               --------    --------    --------

Cash flows from investing activities:
    Purchase of Pixie                            (4,650)       --          --
    Purchase of Scott Mills                        (101)       --          --
    Capital expenditures                         (1,556)     (1,012)       (618)
    Note receivable related party                  --          (500)       --
    Proceeds from sale of non-operating
      property                                     --          --           185
    Additions to other assets                                  (384)       (457)
    Proceeds from note receivable                   120         100        --
                                               --------    --------    --------

      Net cash used in investing
        activities                               (6,187)     (1,796)       (890)
                                               --------    --------    --------


                 See notes to consolidated financial statements

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                      Fiscal Years Ended November 30, 1996,
                      December 2, 1995 and December 3, 1994
                                ($000's omitted)

                                                 1996        1995        1994
                                               --------    --------    --------
Cash flows from financing activities:
  Net borrowings and (repayments) under
    revolving line-of-credit agreement             (129)      3,500       1,389
  Proceeds from long-term debt                    4,650        --           544
  Dividends paid                                   --          --        (1,300)
  Principal payments on debt                      1,119      (1,195)     (1,407)
  Proceeds from exercise of stock options         1,939        --            69
  Payments to acquire treasury stock               (749)       --          (544)
  Scott Mills acquisition                          (150)       --          --
                                               --------    --------    --------

    Net cash provided by (used in)
       financing activities                       6,680       2,305      (1,249)
                                               --------    --------    --------

Net increase (decrease) in cash                      68         195        (635)
Cash at beginning of period                         327         132         767
                                               --------    --------    --------

Cash at end of period                          $    395    $    327    $    132
                                               ========    ========    ========

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:
  Interest                                     $  1,556    $  1,730    $  1,150
  Income taxes                                 $  1,215    $  2,046    $  2,289
Note receivable on sale of non-operating
  property                                         --          --      $    350


                 See notes to consolidated financial statements

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

1.   Business of the Company and
     Summary of Significant Accounting Policies

     Business of the Company - The Company manufactures and sells infants' and children's sleepwear, sportswear, activewear and personal apparel, including such items as dress and garment shields. The Company's principal customers are national chain stores, mass merchandisers, department stores and specialty stores. The Company made two acquisitions during fiscal year 1996.

     In December 1995, certain assets of Pixie Playmates were purchased. Pixie is engaged in the manufacturing of children's playwear, principally the manufacturing of woven products.

     In October 1996, the Company acquired Scott Mills, Inc. ("Scott Mills") in a merger of Scott Mills into Kleinert's, Inc. of Alabama. Scott Mills is a knitting mill producing double knit, fleece, terrycloth and jersey fabrics. It has been and will continue to be a large supplier of fabric for Kleinert's. Scott Mills prior to December 1993 was a subsidiary of the Company in its textile division. On November 27, 1993, Scott Mills was spun-off in a tax-free distribution to Kleinert's shareholders to operate as a separate Company.

     Principles of Consolidation - The consolidated financial statements include the accounts of Kleinert's, Inc. (Kleinert's) and its wholly-owned subsidiaries, Kleinert's, Inc. of Alabama, Kleinert's, Inc. of Delaware, Kleinert's, Inc. of Florida, Certified Apparel Services of Honduras, Inc. and Kleinert's, Inc. of New York.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

1.   Business of the Company and
     Summary of Significant Accounting Policies (continued)

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

     Fiscal Year - The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest November 30. Fiscal years 1996 and 1995 were fifty two week years. Fiscal year 1994 was a fifty three week year.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Aggregate corporate general and administrative charges were $1,766,000, $1,704,000 and $961,000 for fiscal years 1996, 1995 and 1994, respectively. Such costs remaining in inventory at November 30, 1996 and December 3, 1995 were approximately $434,000, $390,000, and $211,000, respectively.

     Revenue Recognition - The Company's sale of product is recorded net of returns, allowances and discounts.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

1.   Business of the Company and
     Summary of Significant Accounting Policies (continued)

     Property, Plant and Equipment - Property, plant and equipment is recorded at cost. The Company depreciates property, plant and equipment over their estimated useful lives, principally on a straight-line basis.

                                             Useful Lives
                                             ------------
     Buildings                               30  - 40 years
     Leasehold improvements                  Term of lease
     Machinery and equipment                  3  - 10 years
     Furniture and fixtures                   3  -  5 years

Earnings Per Share - Earnings per share has been computed based on the weighted average number of common shares and equivalents outstanding during each period presented.

     Goodwill - Goodwill represents the excess of the cost over the fair value of the net assets at the date of acquisition and is being amortized using the straight-line method over 40 years.

     Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS #109). This statement requires recognition of deferred tax assets and liabilities for all timing differences resulting from reporting certain income and expense items differently for income tax and financial accounting purposes. Prior to fiscal year 1994, income taxes were accounted for under APB Opinion No. 11. The impact of the adoption of the

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

1.   Business of the Company and
     Summary of Significant Accounting Policies (continued)

change in accounting for income taxes during fiscal year 1994 was $210,000.

     Financial Statement Reclassification - Certain prior years' amounts in the consolidated financial statements have been reclassified to conform to the fiscal year 1996 presentation.

     Stock Based Compensation - The Company accounts for stock options according to the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation. The new standard prescribes new accounting and reporting standards which reflect the standards' "fair value method" to estimate expense associated with stock based compensations plans. Companies may elect to continue to use existing accounting rules (APB 25) or adopt the "fair value method" for expense recognition. Companies that elect to continue to use existing accounting rules (APB 25) will be required to provide pro-forma disclosures of what net income and earnings per share would have been had the new "fair value method" been used. The Company will elect to continue to use existing accounting rules. The new statement is effective for

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

1.   Business of the Company and
     Summary of Significant Accounting Policies (continued)

fiscal years beginning after December 15, 1995. Accordingly, the new standards pro-forma disclosure provisions will be required for the Company for its fiscal year ending November 29, 1997.

Accounting for the Impairment of Long-Lived Assets- In March 1995, the FASB issued Statement No. 121 Accounting for the Impairment of Long-Lives Assets to Be disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995 and accordingly will not be implemented until the Company's fiscal year ended November 29, 1997. The Company expects the impact of adoption in 1997 will be insignificant.

2.   Financing Arrangements

     Financing arrangements consist of the following:

                                   1996                        1995
                                   ----                        ----
                          Current       Long-Term     Current       Long-Term
                          -------       ---------     -------       ---------
                                            ($000's omitted)
Scott Mills loan          $    450      $   --        $   --        $   --
Term loans                   1,200         6,249      $  1,000      $  2,649
Equipment loan                  52          --            --            --
Revenue bond                   195           585           195           780
Revolving line
  of credit                 12,871          --          13,000          --
                          --------      --------      --------      --------

                          $ 14,768      $  6,834      $ 14,195      $  3,429
                          ========      ========      ========      ========

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

2.   Financing Arrangements (continued)

     The following information relates to the Company's short-term revolving lines of credit:

                                                      Weighted
                    Weighted     Maximum Amount    Average Amount
                    Average      Outstanding At      Outstanding
                    Interest     Any Month-End       During The
                    Rate (1)   During the Period     Period (2)
                    --------   -----------------     ----------
                                  ($000's omitted)
   1996               6.4%          $29,676           $17,874
   1995               7.0%          $23,480           $13,521
   1994               6.3%          $20,540           $11,388

     (1) The weighted average interest rate for each period was computed by dividing interest expense by the weighted average amount outstanding.

     (2) The weighted average amount outstanding for each period was computed by averaging the daily balances during the year.

     The Company's agreement with its banks provided for a $42,500,000 unsecured line of credit in fiscal year 1996 bearing interest between 6% and the prime rate (8.25% as of November 30, 1996) and required compensating balances. For fiscal year 1997, the Company also has available $42,500,000 in unsecured lines of credit. On November 30, 1996 the unused portion of the lines of credit was $29,629,000. Short term debt includes $450,000 assumed by the Company upon the acquisition of Scott Mills related to subordinated five year term notes bearing interest at 8.5% per annum. The Company repaid these loans on February 14, 1997.

     On February 28, 1996, the Company amended its existing term loan and provided for an additional term debt facility of

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

2.   Financing Arrangements (continued)

$4,650,000 to finance the Pixie Acquisition. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. Total borrowing at November 30, 1996 was $7,449,000. The interest rate is indexed by LIBOR rates plus 1.12%. The LIBOR rate at November 30, 1996 was 5.5%.

     Simultaneously, the Company entered into an interest rate swap to convert its floating rate to a fixed rate of 5.88% which effectively fixes the rate at 7.0%. This reduces the Company's risk of incurring higher interest costs due to rising interest rates. At November 30, 1996, the interest rate swap agreement had a notional amount of $7,449,000 which decreases $300,000 quarterly through the September 2002 termination date. The fair value of this agreement at November 30, 1996 was ($3,418).

     The banking agreements require the Company to maintain financial statement covenants, including requirements on pre-tax income, working capital, tangible net worth, debt and capital expenditures. In addition, no cash dividends may be paid on the common stock unless the Company's net worth exceeds $15,000,000 after the payment of dividends. With the exception of this net worth covenant, retained earnings are free of restrictions and the Company had $16,753,000 of retained earnings available for dividends at November 30, 1996. The Company holds an industrial revenue bond from the Industrial Development Board

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

2.   Financing Arrangements (continued)

of the City of Elba, Alabama collateralized by a first mortgage on the Elba, Alabama facility. This loan is payable in annual installments of $195,000 with the final payment due in October 2000. Interest is payable quarterly at a variable rate of 85% of the bank's prime rate. Prime rate was 8.25% at November 30, 1996 and 8.75% at December 2, 1995.

     Aggregate maturities of long-term debt after November 30, 1996 are as follows: 1997 - $1,897,000; 1998 - $1,395,000; 1999 - $1,395,000; 2000 -
$1,395,000; 2001 - $1,200,000; thereafter - $1,449,000

     Borrowings against the cash surrender value of officers' life insurance policies amounted to $3,754,000 and $3,450,000 as of November 30, 1996 and December 2, 1995, respectively. These borrowings are recorded as a reduction in the related assets and bear interest ranging from 7.11% to 7.24% in fiscal year 1996.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

3.   Income Taxes

     The provision for income taxes consists of the following:

                                               Liability Method
                                               ----------------
                                  1996               1995               1994
                                  ----               ----               ----
Current:
   Federal                   $  2,508,000       $  2,245,000       $  1,838,000
   State                          232,000            135,000             43,000
                             ------------       ------------       ------------
                                2,740,000          2,380,000          1,881,000
                             ------------       ------------       ------------
Deferred:
   Federal                         56,000            (30,000)           176,000
   State                            1,000              2,000             (6,000)
                             ------------       ------------       ------------
                                   57,000            (28,000)           170,000
                             ------------       ------------       ------------
                             $  2,797,000       $  2,352,000       $  2,051,000
                             ============       ============       ============

     Income tax expense differs from the amount computed by applying the federal tax rate to income before income taxes are as follows:

                                               Liability Method
                                               ----------------
                                    1996            1995             1994
                                    ----            ----             ----
Statutory rate applied to
 income before income taxes    $  2,643,000    $  2,272,000     $  2,014,000
State taxes, net of federal
 benefit                            154,000          90,000           28,000
Other                                  --           (10,000)           9,000
                               ------------    ------------     ------------

                               $  2,797,000    $  2,352,000     $  2,051,000
                               ============    ============     ============

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

3.   Income Taxes (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets, as of November 30, 1996 and December 2, 1995 are as follows:

                                                      1996               1995
                                                      ----               ----
Deferred Tax Assets:

  Benefit plans                                  $    170,000       $    156,000
  Inventory reserves                                  104,000             75,000
  Bad debt expense                                     73,000             92,000
  Vacation                                             23,000             15,000
  Scott Mills - dyehouse closing
    reserve                                           188,000               --
  Scott Mills net operating loss                    2,814,000               --
  Valuation allowance                                (101,000)              --
                                                 ------------       ------------
                                                 $  3,271,000       $    338,000
                                                 ------------       ------------

Deferred Tax Liabilities:

  Depreciation                                   $    580,000       $    290,000
                                                 ------------       ------------
     Net deferred tax asset                      $  2,691,000       $     48,000
                                                 ============       ============

     The Company succeeded to the tax attributes of Scott Mills, Inc. which was acquired on September 30, 1996. Accordingly, the deferred tax accounts of Scott Mills, Inc. have been adjusted to reflect the acquisition. Approximately, $7,500,000 of net operating loss carryforwards of Scott Mills, Inc. are available to be utilized to reduce federal and state income taxes. The federal tax carryforwards begin to expire in 2009 and the state tax carryforwards begin to expire in 1999.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

3.   Income Taxes (continued)

A valuation allowance has been reflected to provide for state tax carryforwards that may expire prior to utilization.

4.   Retirement Plans

     The Company has a defined benefit pension plan (the Plan) covering substantially all of its employees subject to certain age and service requirements. Normal costs and past service costs are amortized over thirty years. The Company contributions to the Plan are made in accordance with applicable E.R.I.S.A. and tax regulations. Assets of the Plan are invested in equity, corporate and government bonds and short-term instruments. Pension costs for fiscal years 1996, 1995, and 1994 are as follows:

                                         1996           1995           1994
                                         ----           ----           ----

Benefits earned during the period    $  336,249     $  289,688     $  271,405
Interest cost on benefits earned
 in prior years                         277,855        231,054        209,540
Net investment (income) loss           (388,750)      (475,375)        88,677
Net amortization and deferral            71,520        207,339       (317,020)
                                     ----------     ----------     ----------

                                     $  296,874     $  252,706     $  252,602
                                     ==========     ==========     ==========

     The projected benefit obligation below is based on the following assumptions:

                                    1996           1995           1994
                                    ----           ----           ----

Discount rate                       7.75%           7.0%          7.75%

Weighted average expected
  long-term rate of return          8.75%          8.75%          7.75%

Annual rate of increased
  compensation                      4.00%           4.0%           5.0%

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

4.   Retirement Plans (continued)

     The following is a reconciliation of the Plan's assets and liabilities to amounts recorded in the Company's financial statements:

                                                       1996             1995
                                                       ----             ----

Present value of future benefit
 payments based on service to date and
 present pay levels:
    Vested ...................................    $  3,549,197     $  3,295,523
    Non-vested ...............................          99,514           88,664
                                                  ------------     ------------
      Accumulated benefit obligation .........       3,648,711        3,384,187
 Projected pay increases .....................         452,914          472,967
                                                  ------------     ------------
    Projected benefit obligation (PBO) .......       4,101,625        3,857,154
Fair value of plan assets
 available for benefits ......................       3,983,020        3,494,944
                                                  ------------     ------------
Liabilities in excess of PBO .................        (118,605)        (362,210)

Items not yet recognized in the
 Company's balance sheet:
    Unamortized transition asset .............        (111,983)        (130,646)
    Unamortized prior service cost ...........          17,096           27,707
    Unrecognized net actuarial and
      investment losses ......................         401,310          560,099
                                                  ------------     ------------

Prepaid pension cost .........................    $    187,818     $     94,950
                                                  ============     ============

     Participants' benefits are fully vested after five years, and future benefit accruals are 0.8% of each year's compensation.

     The Company has supplemental retirement agreements with certain key employees. The cost of these benefits, which are funded with life insurance contracts, are expensed over the employees' service lives and amounted to $129,000, $104,000, and $58,000 in fiscal years 1996, 1995, and 1994, respectively.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

5.   Property, Plant and Equipment and Lease Commitments

     Depreciation expense was $1,013,000, $661,000 and $659,000 for fiscal years 1996, 1995 and 1994 respectively.

     Rent expense under operating leases was $1,579,797, $1,350,000 and $1,094,000 in fiscal years 1996, 1995 and 1994, respectively. Minimum rentals for operating leases (principally office space, machinery and equipment) that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1996 are as follows:

                    Fiscal Year      Amount

                    1997 -         1,445,000
                    1998 -         1,261,000
                    1999 -           833,000
                    2000 -           668,000
                    2001 -           236,000
                                  ----------
                    Total         $4,443,000
                                  ==========

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

5.   Property, Plant and Equipment and Lease Commitments
     (continued)

The Company sold its non-operating property in June 1994 for $500,000 and accepted a 3 year, $350,000 note receivable. The sale of the property resulted in a small loss.

6.   Shareholders' Equity

     The Company's 1991 stock option plan authorizes the issuance of 500,000 shares of common stock to officers, directors and key employees.

     During 1996, a new stock incentive plan began authorizing the issuance of 500,000 shares of common stock to officers, directors and key employees.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

6.   Shareholders' Equity (continued)

     The information with respect to the 1991 and 1996 incentive stock option plans related to qualified stock options is as follows:

                                                 Fiscal Year Ended
                                       11/30/96       12/2/95        12/3/94
                                      ----------     ----------     ----------
Options outstanding beginning
 of period                               200,000        190,000        215,000
Granted under Plan (1)                    40,000         10,000           --
Exercised                                   --             --           (8,333)
Canceled                                    --             --          (16,667)
                                      ----------     ----------     ----------
Options outstanding end
 of period                               240,000        200,000        190,000
                                      ==========     ==========     ==========

Exercise price per share              $6.90-$18.00   $6.90-$18.00   $6.90-$12.50
Options exercisable end
 of period                               209,000        193,333        185,000


     (1) Options granted during fiscal 1996 were granted at $15.75 per share. Options granted during fiscal year 1995 were granted at $18.00.

     On June 23, 1992 the Board of Directors granted three outside directors non-qualified stock options to purchase 25,000 shares each of common stock at $8.50 per share. Two of the options to purchase 25,000 shares were exercised, one in November 1993 and one in April 1996. The remaining option expires in June 1997.

     In May 1991, the Board of Directors granted the Company's Chairman and Chief Executive Officer (the Chairman) a non-qualified stock option to purchase 375,000 shares of the Company's common stock at $4.60 per share. This option was exercised during 1996.

     On April 18, 1996, the Board of Directors granted four outside directors non-qualified stock options to purchase 25,000 shares each of common stock at $15.50 per share. In addition, the Board of Directors granted the Chairman a non-qualified stock option to purchase 150,000

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

6.   Shareholders' Equity (continued)

shares of the Company's common stock at $15.50 per share. At November 30, 1996, no options have been exercised.

     On June 21, 1996, the Company announced the commencement of a common stock repurchase program. Purchases under the program will occur in the public market and in negotiated private transactions. Total purchases under the repurchase program will not exceed $5,000,000. During 1996, the Company repurchased 46,500 shares of common stock at an average price of $16 1/8. Repurchases were funded by cash from operations.

7.   Commitments

     The Company is funding life insurance contracts on behalf of the Chairman, whose beneficiaries are designated by the Chairman. The funded amounts will be repaid to the Company upon receipt of insurance proceeds, against which the Company holds collateral assignments. The Company has included at November 30, 1996, as a non-current asset, $1,588,087.

     The Company is party to an agreement with Precision Textile, Inc. (P.T.I.), a related party, whereby P.T.I. provides low cost contract sewing labor for the Company's children's apparel division. This agreement offers the Company the exclusive use of P.T.I.'s low cost sewing labor in exchange for a guarantee by the Company to purchase 100% of P.T.I.'s capital stock (for no more than $400,000) if certain production levels are not maintained. Purchases from P.T.I. included in cost of goods sold

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

7.   Commitments (continued)

were approximately $1,871,000, $2,525,000 and $2,539,000 in fiscal years 1996,
1995 and 1994, respectively. The Company is presently renewing the existing agreement with P.T.I. on a year-to-year basis.

8.   Major Customers

     In 1996 three apparel customers individually accounted for 14%, 12% and 11% each of the Company's consolidated net sales while the same three apparel customers individually accounted for 6%, 19% and 14% in 1995 and 2% 21% and 15% in 1994 of the Company's consolidated net sales.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

9.   Segment Information

     The Company's products are principally grouped into two industry segments: children's apparel and other. Corporate assets include cash, pension assets, cash surrender value of life insurance, non-trade receivables, general corporate assets and goodwill.

                                                    Fiscal Year Ended
                                         11/30/96       12/2/95        12/3/94
                                         --------       --------       --------
                                                    ($000's omitted)
Net sales to unaffiliated customers:
    Children's apparel                   $ 85,111       $ 74,087       $ 68,097
    Other                                   1,648          1,034          1,165

Operating profit:
    Children's apparel                     11,263       $  9,847       $  8,033
    Other                                     208            191            254
                                         --------       --------       --------
                                           11,471         10,038          8,287

    General corporate expenses             (1,766)        (1,704)          (961)
    Interest expense                       (1,932)        (1,651)        (1,403)
                                         --------       --------       --------
    Income before income taxes           $  7,773       $  6,683       $  5,923
                                         ========       ========       ========

Identifiable assets*:
    Children's apparel                   $ 50,067       $ 43,082       $ 35,995
    Other**                                12,765          5,140          4,467

Capital expenditures:
    Children's apparel                   $    935       $    989       $    603
    Other                                     621             23             15

Depreciation and amortization:
    Children's apparel                   $    986       $    635       $    619
    Other                                      52             41             55


**   Includes goodwill of $3,803, $310 and $325, respectively.

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

10.  Related Party Transactions

     The Company had a six month note receivable of $373,920 with the Chairman in accordance with his employment contract. This amount plus accrued interest was paid in full on the due date of November 14, 1996.

11.  Acquisitions

     On December 19, 1995, Kleinert's, Inc., through its newly formed, wholly-owned subsidiary, Kleinert's, Inc. of Florida,("together, the Company"), consummated a transaction (the "Transaction") pursuant to which the Company acquired substantially all of the assets of Pixie Playmates, Inc. ("Pixie") and Certified Sewing Services, Inc. ("Certified") two Florida corporations, and all of the capital stock of Certified Apparel Services of Honduras, Inc., S.A., a Honduran corporation ("CASH"). Pixie, Certified and CASH, all of which were affiliated entities, are engaged in the manufacture and sale of children's apparel. Concurrent with the Transaction, the Company entered into a three year lease agreement with the principal shareholder of Pixie for the Largo, Florida premises in which Pixie was conducting business. Rent expense related to this lease was $312,000 during fiscal year 1996. The Company intends to continue manufacturing operations as was conducted by Pixie, Certified and CASH prior to the Transaction.

     In consideration for the assets of Pixie and Certified and the shares of CASH, the Company paid an aggregate purchase price of $4,650,000 in cash. The Company used the purchase method to account for the acquisition; accordingly, the results of operation are included from date of acquisition. The purchase price was financed by the Company through an amendment to its existing bank financing agreement to provide for an

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

11.  Acquisition (continued)

additional term debt facility.

     On September 30, 1996, the Company consummated the Merger (the "Merger") of Scott Mills, Inc. ("Scott Mills"), with and into the Company's wholly-owned subsidiary, Kleinert's, Inc. of Alabama ("Kleinert's Alabama"), pursuant to an Agreement and Plan of Merger dated as of June 10, 1996 among the Company, Scott Mills and Kleinert's Alabama (the "Merger Agreement"). Pursuant to the Merger Agreement, each share of Scott Mills Common Stock outstanding on September 30, 1996 was converted into the right to receive $.03 in cash and .0152 of a share of the Company's Common Stock, determined by the division of $.27 for each share of Scott Mill's stock by $17.75 which represented the average price of the Company's stock on the five trading days immediately preceding the consummation of the Merger (as determined pursuant to the Merger Agreement). Cash was paid in lieu of fractional shares. The Company issued approximately 51,000 shares of its Common Stock and approximately $101,000 in cash in exchange for all of the outstanding shares of Common Stock of Scott Mills.

     Following is a schedule of assets and liabilities acquired as a result of acquisitions:

                                 Pixie       Scott Mills
                                 -----       -----------
     Current assets             $  1,722      $  3,646
     Property, plant and
      equipment                    2,010         1,144
     Goodwill                        875         2,640
     Other assets                     43          --
     Current liabilities            --          (5,866)
     Long-term liabilities          --            (558)
                                --------      --------
     Net assets                 $  4,650      $  1,006
                                ========      ========

                                KLEINERT'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                      FISCAL YEARS ENDED NOVEMBER 30, 1996
                     DECEMBER 2, 1995, AND DECEMBER 3, 1994

11.  Acquisition (continued)

The proforma unaudited results of operations for the year ended November 30, 1996 and December 2, 1995 after giving effect to these two acquisitions are as follows:

                                                               Year Ended
                                                        Nov. 30,        Dec. 2,
                                                          1996            1995
                                                        --------        --------
Net sales                                               $ 87,934        $ 92,755
Pretax net income                                          6,778           1,184
Net income                                                 4,338             758
Net income per common share                                 1.14             .20

     The 1995 proforma results of operations include a charge of approximately $2 million for the writedown of assets and other costs associated with the ceasation of the dyeing and finishing operations of Scott Mills. In addition, Scott Mills had an additional operating loss of $2,864 for fiscal year 1995 which related primarily to its unprofitable dyeing and finishing operations. Scott Mills decided in September of 1995 to concentrate its business solely on its knitting operations and to subcontract the dyeing and finishing services.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Company

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on April 17, 1997, to be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on April 17, 1997, to be filed pursuant to Regulation 14A.


Item 12.  Security Ownership of Certain Beneficial
          Owners and Management

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on April 17, 1997, to be filed pursuant to Regulation 14A.


Item 13.  Certain Relationships and Related Transactions

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on April 17, 1997, to be filed pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

The Company filed a report on Form 8-K dated October 15, 1996 disclosing the merger of Scott Mills into Kleinert's, Inc. Of Alabama.

                 KLEINERT'S, INC. INDEX TO FINANCIAL STATEMENTS

                                                        Page

Report of Independent Auditors                           34

Consolidated Balance Sheets at November 30, 1996
  and December 2, 1995                                   35

Consolidated Statements of Operations
  for the Fiscal Years Ended November 30, 1996,
  December 2, 1995 and December 3, 1994                  37

Consolidated Statements of Shareholders' Equity
  for the Fiscal Years Ended November 30, 1996,
  December 2, 1995 and December 3, 1994                  38

Consolidated Statements of Cash Flows
  for the Fiscal Years Ended November 30, 1996,
  December 2, 1995 and December 3, 1994                  39

Notes to Consolidated Financial Statements               41

-----------
     All other financial statements or schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the financial statement or schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

                                INDEX TO EXHIBITS

Exhibit No.                                             Page
-----------                                             ----
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

 (10)  Material Contracts                       Incorporated by reference to the
       (a) Property Lease Agreement             copy thereof filed as an Exhibit
           dated January 24, 1986               to Registrant's Annual Report
           between C/N Leedon Limited           on Form 10-K for its fiscal
           Partnership II and                   year ended December 3, 1988
           Kleinert's, Inc., and as
           amended

       (b) License Agreement dated              Incorporated by reference to the
           May 12, 1989 between                 copy thereof filed as an Exhibit
           Hygienics Industries, Inc.           to Registrant's Quarterly Report
           and Kleinert's, Inc. of              on Form 10-Q for its fiscal
           Alabama                              quarter ended June 3, 1989

       (c) Agreement dated as of                Incorporated by reference to the
           September 1, 1990 between            copy thereof filed as an Exhibit
           the Industrial Development           to Registrant's Quarterly Report
           Board of the City of Elba,           on Form 10-Q for its fiscal
           Alabama and Kleinert's,              quarter ended September 1, 1990
           Inc. of Alabama

       (d) Guaranty Agreement dated             Incorporated by reference to the
           September 26, 1990 between           copy thereof filed as an Exhibit
           Brown Brothers Harriman              to Registrant's Quarterly Report
           and Co. and Kleinert's, Inc.         on Form 10-Q for its fiscal
                                                quarter ended September 1, 1990

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

Exhibit No.                                             Page
-----------                                             ----
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

       (i) Sublease Agreement between           Incorporated by reference to the
           Harco Drug, Inc. and                 copy thereof filed as an Exhibit
           Kleinert's, Inc. of Alabama          to Registrant's Annual Report
           dated February 14, 1991              on Form 10-K for its fiscal
                                                year ended December 1, 1990

       (j) Property Lease Agreement dated       Incorporated by reference to the
           February 15, 1992 between            copy thereof filed as an Exhibit
           Fortex and Kleinert's, Inc. of       to Registrant's Annual Report
           Alabama                              on Form 10-K for its fiscal
                                                year ended November 30, 1991

       (k) Demand Grid Note dated               Incorporated by reference to the
           October 22, 1990 between             copy thereof filed as an Exhibit
           Republic National Bank of New        to Registrant's Quarterly Report
           York and Kleinert's, Inc. of         on Form 10-Q for its fiscal
           Alabama and Guaranty of              quarter ended February 29, 1992
           Kleinert's, Inc. dated October
           23, 1990

       (l) Consent letter dated October 30,     Incorporated by reference to the
           1990 between Philadelphia            copy thereof filed as an Exhibit
           National Bank, incorporated as       to Registrant's Quarterly Report
           CoreStates Bank, N.A.,               on Form 10-Q for its fiscal
           Kleinert's, Inc. of Alabama and      quarter ended February 29, 1992
           Kleinert's, Inc.

       (m) Kleinert's, Inc. 1991 Stock          Incorporated by reference to the
           Option Plan                          copy thereof filed as an Exhibit
                                                to Registrant's Quarterly Report
                                                on Form 10-Q for its fiscal
                                                quarter ended February 29, 1992

Exhibit No.                                             Page
-----------                                             ----
       (n) Unsecured Promissory Note dated      Incorporated by reference to the
           February 19, 1992 to Brown           copy thereof filed as an Exhibit
           Brothers, Harriman & Co. from        to Registrant's Quarterly Report
           Kleinert's, Inc. of Alabama and      on Form 10-Q for its fiscal
           Surety Agreement dated               quarter ended February 29, 1992
           February 19, 1992 between
           Brown Brothers, Harriman and
           Co. and Kleinert's, Inc.

       (o) Non-Qualified Stock Option           Incorporated by reference to the
           Agreement with Kenneth Brier,        copy thereof filed as an Exhibit
           a Director for Kleinert's, Inc.      to Registrant's Annual Report
           dated June 23, 1992                  on Form 10-K for its fiscal
                                                year ended November 28, 1992

       (p) Line of Credit and Term Loan         Incorporated by reference to the
           Agreement dated April 8, 1993        copy thereof filed as an Exhibit
           between CoreStates Bank, N.A.,       to Registrant's Quarterly Report
           Philadelphia National Bank, and      on Form 10-Q for its fiscal
           Kleinert's, Inc. of Alabama          quarter ended May 29, 1993

       (q) Lease Agreement dated June 6,        Incorporated by reference to the
           1993 between Corestates Bank,        copy thereof filed as an Exhibit
           N.A., and Kleinert's, Inc. of        to Registrant's Quarterly Report
           Alabama                              on Form 10-Q for its fiscal
                                                quarter ended May 29, 1993

       (r) Amended and Restated Term Loan       Incorporated by reference to the
           Note dated December 10, 1993         copy thereof filed as an Exhibit
           between CoreStates Bank, N.A.,       to Registrant's Annual Report
           Philadelphia National Bank and       on Form 10-K for its fiscal
           Kleinert's, Inc. of Alabama          year ended November 27, 1993

       (s) Line of credit agreement dated       Incorporated by reference to the
           May 16, 1994 between PNC Bank        copy thereof filed as an Exhibit
           and Kleinert's, Inc. of Alabama      to Registrant's Quarterly Report
                                                on Form 10-Q for its fiscal
                                                quarter ended May 28, 1994

       (t) Note Receivable agreement dated      Incorporated by reference to the
           May 27, 1994 between Norman          copy thereof filed as an Exhibit
           Katz and Marcia Katz, as             to Registrant's Quarterly Report
           trustees of the Katz family          on Form 10-Q for its fiscal
           trust                                quarter ended May 28, 1994

Exhibit No.                                             Page
-----------                                             ----
       (u) Operating lease agreement dated      Incorporated by reference to the
           May 26, 1994 between Corestates      copy thereof filed as an Exhibit
           Bank, N.A., and Kleinert's,          to Registrant's Annual Report
           Inc. of Alabama                      on Form 10-K for its fiscal
                                                year ended December 3, 1994

       (v) Property Lease agreement dated       Incorporated by reference to the
           November 8, 1994 between Robert      copy thereof filed as an Exhibit
           Clayton Hickman and Kleinert's,      to Registrant's Annual Report
           Inc. of Alabama                      on Form 10-K for its fiscal
                                                year ended December 3, 1994

       (w) Second amended and restated          Incorporated by reference to the
           term loan note dated November        copy thereof filed as an Exhibit
           10, 1994 between CoreStates          to Registrant's Annual Report
           Bank, N.A. and Kleinert's, Inc.      on Form 10-K for its fiscal
           of Alabama                           year ended December 3, 1994

       (x) Employment agreement dated           Incorporated by reference to the
           November 21, 1994 between Jack       copy thereof filed as an Exhibit
           Brier and Kleinert's, Inc.           to Registrant's Annual Report
                                                on Form 10-K for its fiscal
                                                year ended December 3, 1994

       (y) License agreement extension          Incorporated by reference to the
           dated December 22, 1994 between      copy thereof filed as an Exhibit
           Hygienics Industries, Inc.           to Registrant's Annual Report
           and Kleinert's, Inc.                 on Form 10-K for its fiscal
                                                year ended December 3, 1994

       (z) Letter amendment dated January       Incorporated by reference to the
           7, 1995 to property lease            copy thereof filed as an Exhibit
           agreement dated February 15,         to Registrant's Annual Report
           1992 between Fortex and              on Form 10-K for its fiscal
           Kleinert's, Inc. of Alabama          year ended December 3, 1994

     (aa)  Operating lease agreement            Incorporated by reference to the
           dated December 30, 1994              copy thereof filed as an Exhibit
           between Corestates Bank, N.A.,       to Registrant's Annual Report
           and Kleinert's, Inc. of Alabama      on Form 10-K for its fiscal
                                                year ended December 3, 1994

     (ab)  Lease agreement dated December       Incorporated by reference to the
           5, 1994 between Corestates           copy thereof filed as an Exhibit
           Bank, N.A., and Kleinert's           to Registrant's Annual Report on
           Inc.                                 Form 10-K for its fiscal year
                                                ended December 2, 1995

Exhibit No.                                             Page
-----------                                             ----
     (ac)  Line of Credit Demand Note           Incorporated by reference to the
           dated March 1, 1995 between          copy thereof filed as an Exhibit
           Kleinert's, Inc. of Alabama and      to Registrant's Annual Report on
           PNC Bank                             Form 10-K for its fiscal year
                                                ended December 2, 1995

     (ad)  Demand Grid Note dated April         Incorporated by reference to the
           20, 1995 between Republic            copy thereof filed as an Exhibit
           National Bank of New York            to Registrant's Annual Report on
           and Kleinert's, Inc. of              Form 10-K for its fiscal year
           Alabama and Guaranty of              ended December 2, 1995
           Kleinert's, Inc. dated April
           20, 1995

     (ae)  License agreement dated June         Incorporated by reference to the
           21, 1995 between Cadtex              copy thereof filed as an Exhibit
           Corporation and Kleinert's           to Registrant's Annual Report on
           Inc. of New York.                    Form 10-K for its fiscal year
                                                ended December 2, 1995

     (af)  Deferred compensation                Incorporated by reference to the
           agreement dated August 15,           copy thereof filed as an Exhibit
           1995 between Jack Brier and          to Registrant's Annual Report on
           Kleinert's, Inc.                     Form 10-K for its fiscal year
                                                ended December 2, 1995

     (ag)  Rent agreement dated                 Incorporated by reference to the
           August 22, 1995 between 112          copy thereof filed as an Exhibit
           West 34th Street Company and         to Registrant's Annual Report on
           Kleinert's, Inc. of New York         Form 10-K for its fiscal year
                                                ended December 2, 1995

     (ah)  Guaranty agreement dated             Incorporated by reference to the
           November 29, 1995 between            copy thereof filed as an Exhibit
           Corestates Bank, N.A., and           to Registrant's Annual Report on
           Kleinert's, Inc. of New York         Form 10-K for its fiscal year
                                                ended December 2, 1995

     (ai)  Lease agreement dated                Incorporated by reference to the
           November 29, 1995 between            copy thereof filed as an Exhibit
           Corestates Bank, N.A. and            to Registrant's Annual Report on
           Kleinert's, Inc. of New York         Form 10-K for its fiscal year
                                                ended December 2, 1995

Exhibit No.                                             Page
-----------                                             ----
     (ak)  Lease agreement dated December       Incorporated by reference to the
           15, 1995 between Jeffrey A.          copy thereof filed as an Exhibit
           Lopatin and Kleinert's, Inc. of      to Registrant's Annual Report on
           Florida                              Form 10-K for its fiscal year
                                                ended December 2, 1995

     (al)  Purchase agreement dated             Incorporated by reference to the
           December 15, 1995 between Pixie      copy thereof filed as an Exhibit
           Playmates, Inc., Certified           to Registrant's Annual Report on
           Sewing Services, Inc.,               Form 10-K for its fiscal year
           Certified Apparel Services of        ended December 2, 1995
           Honduras, Inc. C.A. and
           Kleinert's, Inc. of Florida

     (am)  Fourth Amendment to Line of          Incorporated by reference to the
           Credit and Term Loan Agreement       copy thereof filed as an Exhibit
           dated February 28, 1996 by and       to Registrant's Quarterly Report
           among Kleinert's, Inc. of            on Form 10-Q for its fiscal
           Alabama, Kleinert's, Inc. of         quarter ended June 1, 1996
           Florida and Corestates Bank, N.A.

     (an)  Third Amendment and Restated Term    Incorporated by reference to the
           Loan Note dated February 29,         copy thereof filed as an Exhibit
           1996 between Kleinert's, Inc. of     to Registrant's Quarterly Report
           Alabama, Kleinert's, Inc. of         on Form 10-Q for its fiscal
           Florida and Corestates Bank, N.A.    quarter ended June 1, 1996

     (ao)  Guaranty dated February 28, 1996     Incorporated by reference to the
           between Kleinert's, Inc. and         copy thereof filed as an Exhibit
           Corestates Bank, N.A.                to Registrant's Quarterly Report
                                                on Form 10-Q for its fiscal
                                                quarter ended June 1, 1996

     (ap)  Certificate of Corporate             Incorporated by reference to the
           Resolutions dated February, 1996     copy thereof filed as an Exhibit
           - Kleinert's, Inc. of Florida        to Registrant's Quarterly Report
                                                on Form 10-Q for its fiscal
                                                quarter ended June 1, 1996

     (aq)  Certificate of Corporate             Incorporated by reference to the
           Resolutions dated February, 1996     copy thereof filed as an Exhibit
           - Kleinert's, Inc. of Alabama        to Registrant's Quarterly Report
                                                on Form 10-Q for its fiscal
                                                quarter ended June 1, 1996

     (ar)  Schedule to Master Agreement         Incorporated by reference to the
           dated February 28, 1996 between      copy thereof filed as an Exhibit
           Kleinert's, Inc. of Alabama,         to Registrant's Quarterly Report
           Kleinert's, Inc. of Florida and      on Form 10-Q for its fiscal
           Corestates Bank, N.A.                quarter ended June 1, 1996

Exhibit No.                                             Page
-----------                                             ----
     (as)  International Swap Dealers           Incorporated by reference to the
           Association, Inc. Master Agreement   copy thereof filed as an Exhibit
           dated February 28, 1996 between      to Registrant's Quarterly Report
           Kleinert's, Inc. of Alabama,         on Form 10-Q for its fiscal
           Kleinert's, Inc. of Florida and      quarter ended June 1, 1996
           and Corestates Bank, N.A.

     (at) Amended and Restated Employment Incorporated by reference to the Agreement dated June 28, 1996 for copy thereof filed as an Exhibit
           Jack Brier, CEO.                     to Registrant's Quarterly Report
                                                on Form 10-Q for its fiscal
                                                quarter ended August 31, 1996

     (au)  Lease Agreement for Cadtex           Incorporated by reference to the
           workstations dated March, 1996       copy thereof filed as an Exhibit
           among Corestates Bank, N.A. and      to Registrant's Quarterly Report
           Kleinert's, Inc.                     on Form 10-Q for its fiscal
                                                quarter ended August 31, 1996

     (av)  Lease Agreement for Cadtex           Incorporated by reference to the
           workstations dated July, 1996        copy thereof filed as an Exhibit
           among Corestates Bank, N.A. and      to Registrant's Quarterly Report
           Kleinert's, Inc.                     on Form 10-Q for its fiscal
                                                quarter ended August 31, 1996

     (aw) Line of Credit dated June 17, 1996 Incorporated by reference to the by and amount Kleinert's, Inc. of copy thereof filed as an Exhibit
           Alabama and Brown Brothers,          to Registrant's Quarterly Report
           Harriman and Co.                     on Form 10-Q for its fiscal
                                                quarter ended August 31, 1996

     (ax)  Third Amendment to lease dated
           August 31, 1996 between C/N Leedom
           II LP and Kleinert's, Inc.

     (ay)  Kleinert's, Inc. 1996 Stock Option
           Plan dated April 18, 1996



     (11) Statement regarding Computation
          of Per Share Earnings

     (21) Subsidiaries of Registrant:
          Kleinert's, Inc. of Alabama,
          Kleinert's, Inc. of Delaware and
          Kleinert's, Inc. of New York
          Kleinert's, Inc. of Florida
          Certified Apparel Services of
          Honduras, S.A.

                               REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K dated October 15, 1996 disclosing the merger of Scott Mills, Inc. into Kleinert's, Inc. of Alabama.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KLEINERT'S, INC.

                                             By: /s/ Gerald E. Monigle
                                             -------------------------
                                                     Gerald E. Monigle
                                             Vice President-Finance
                                             (Principal accounting and
                                             financial officer)

Dated: February 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                  CAPACITY                      DATE
        ---------                  --------                      ----

/s/ Jay B. Andrews                 Director                      2/20/97
-------------------------
    Jay B. Andrews


/s/ Jack Brier                     Director, Chairman
-------------------------          (Principal Executive
    Jack Brier                     Officer)                      2/19/97


/s/ Kenneth L. Brier               Director                      2/17/97
-------------------------
    Kenneth L. Brier


/s/ Gerald E. Monigle              Vice President-Finance
-------------------------          (Principal Accounting
    Gerald E. Monigle              and Financial Officer)        2/24/97



    William Forman                 Director


/s/ Nathan Greenberg               Director                      2/18/97
-------------------------
    Nathan Greenberg

/s/ Marvin Grossman                Director                      2/19/97
-------------------------
    Marvin Grossman


/s/E. Gerald Riesenbach            Director                      2/18/97
-------------------------
   E. Gerald Riesenbach