Form 10-Q
period 1997-03-01
KLEINERTS INC /PA/
filed 1997-04-14
CIK 56252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


(Mark One)
 X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  March 1, 1997
                                -------------

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

                          Commission file number 1-6454
                                                 ------


                                KLEINERT'S, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                      13-0921860
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


  120 West Germantown Pike, Suite 100
     Plymouth Meeting, Pennsylvania                             19462
----------------------------------------                      ----------
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

               Class                        Outstanding at March 31, 1997
     -------------------------              -----------------------------
          Common Stock
     Par Value $1.00 per share                       3,692,835

                                KLEINERT'S, INC.

                                      INDEX

                                                                        PAGE
                                                                        ----
Part I.  Financial information

         Item 1.  Financial statements

                  Consolidated statements of operations                   3
                  for the three months ended March 1, 1997
                  and March  2, 1996

                  Consolidated balance sheets at                          4
                  March 1, 1997, November 30, 1996
                  and March 2, 1996

                  Consolidated statements of cash flows                   6
                  for the three months ended March 1, 1997
                  and March 2, 1996

                  Notes to consolidated financial statements              8

         Item 2.  Management's discussion and analysis of                10
                  the financial condition and results of
                  operations

Part II. Other information

         Item 6.  Exhibits and Reports on Form 8-K                       12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's Omitted, except per share amounts)

                                                            Three Months Ended
                                                           --------------------
                                                           March 1,     March 2,
                                                            1997          1996
                                                           --------     --------
Net sales                                                   $8,624      $11,720
Cost of goods sold                                           6,570        9,208
                                                            ------      -------
     Gross profit                                            2,054        2,512
                                                            ------      -------
Selling, general and administrative expenses                 1,528        1,426
Interest expense                                               376          336
                                                            ------      -------
                                                             1,904        1,762

     Income before income taxes                                150          750

Provision for income taxes                                      52          271
                                                            ------      -------
Net income                                                  $   98      $   479
                                                            ======      =======

Earnings per share:

     Net income                                             $  .03      $   .13
                                                            ======      =======
Weighted average shares outstanding                          3,881        3,727
                                                            ======      =======

                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)

                                     ASSETS


                                              March 1,   November 30,   March 2,
                                                1997        1996         1996
                                              -------    ------------   -------
Current assets:

     Cash                                     $   332      $   395      $    47
     Accounts receivable (net of
     allowances for doubtful accounts
     of $226, $206 and $259, respectively)     11,684       23,552       14,561

     Inventories:
         Raw materials                          7,853        6,451        7,705
         Work-in-progress                       5,526        4,430        4,617
         Finished goods                        14,485        7,545       11,948
                                              -------      -------      -------
            Total inventories                  27,864       18,426       24,270
     Other current assets                       4,225        4,168        1,617
                                              -------      -------      -------
         Total current assets                  44,105       46,541       40,495
                                              -------      -------      -------
Property, plant and equipment, at cost         17,990       17,477       13,262

Less:  Accumulated depreciation                 8,587        8,287        6,269
                                              -------      -------      -------
       Net property, plant and
         equipment                              9,403        9,190        6,993

Other assets                                    7,070        7,101        4,612
                                              -------      -------      -------
                                              $60,578      $62,832      $52,100
                                              =======      =======      =======


                             See accompanying notes

                                KLEINERT'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       March 1,       November 30,       March 2,
                                                         1997             1996             1996
                                                       -------        ------------       -------
Current liabilities:
     Notes payable and current
      portion of long-term debt                        $14,360          $14,768          $11,695
     Accounts payable                                    6,864            6,071            7,211
     Accrued expenses                                    1,027            2,996              813
                                                       -------          -------          -------
          Total current liabilities                     22,251           23,835           19,778

Deferred income taxes                                      410              410              134
Long-term debt                                           6,534            6,834            7,629
                                                       -------          -------          -------
          Total liabilities                             29,195           31,079           27,541
                                                       -------          -------          -------
Shareholders' equity:
     Preferred stock - par value $1.00
     per share, 2,000,000 shares
     authorized, none issued                                --               --               --

     Common stock - par value $1.00 per share,
     10,000,000 shares authorized,
     4,249,398, 4,249,398 and 3,798,398 shares
     issued, respectively                                4,249            4,249            3,798

Capital in excess of par value                          13,621           13,621           10,626
Retained earnings                                       17,946           17,848           13,351
                                                       -------          -------          -------
                                                        35,816           35,718           27,775
                                                       -------          -------          -------
Less:
     Treasury stock, at cost, 539,217,
     513,467 and 466,967 common shares                  (4,433)          (3,965)          (3,216)
                                                       -------          -------          -------
          Total shareholders' equity                    31,383           31,753           24,559
                                                       -------          -------          -------
                                                       $60,578          $62,832          $52,100
                                                       =======          =======          =======

                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)

                                                           Three Months Ended
                                                         -----------------------
                                                         March 1,       March 2,
                                                           1997           1996
                                                          ------        -------
Cash flows from operating activities:
  Net income                                                  98            479

Adjustment to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                              363            223
  Provision for losses on accounts receivable                (20)           (20)

  Change in assets and liabilities:
    Decrease in accounts receivable                       11,853          7,359
   (Increase) in inventory                                (9,438)        (7,646)
   (Increase) decrease in other current assets              (105)           763
   (Decrease) increase in accounts payable
      and accrued expenses                                  (497)         1,669
   (Decrease) increase in income taxes payable              (633)            30
    Increase (decrease) in other assets                        6            (10)
                                                          ------        -------
      Total adjustments                                    1,529          2,368
                                                          ------        -------
      Net cash provided by operating
        activities                                         1,627          2,847
                                                          ------        -------

Cash flows from investing activities:
    Purchase of assets - Pixie Acquisition                  --           (4,150)
    Capital expenditures                                    (550)          (207)
    Proceeds from note receivable                             35             30
                                                          ------        -------
      Net cash used in investing
        activities                                          (515)       $(4,327)
                                                          ------        -------


                             See accompanying notes

                                KLEINERT'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)


                                                            Three Months Ended
                                                          ----------------------
                                                          March 1,      March 2,
                                                            1997         1996
                                                          -------       -------
Cash flows from financing activities:
  Net (repayments) borrowing under revolving
    line-of-credit agreements                             $    94       $(3,200)
  Principal payments on debt and capital lease               (802)         (250)
  Payments to acquire Treasury Stock                         (467)           --
  Proceeds from long-term debt                                 --         4,650
                                                          -------       -------
     Net cash (used in) provided by
       financing activities                                (1,175)        1,200
                                                          -------       -------
Net (Decrease) in cash                                        (63)         (280)

Cash at beginning of period                                   395           327
                                                          -------       -------
  Cash at end of period                                       332       $    47
                                                          =======       =======
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                                $   472       $   294
  Income taxes                                            $   663       $   240


                             See accompanying notes

                                KLEINERT'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three Months Ended March 1, 1997, and March 2, 1996


(1) Basis of presentation:

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Operating results for the three months ended March 1, 1997 are not necessarily indicative of the results that may be expected for the year ended November 29, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures presented are adequate for a fair presentation of the financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

(2) Acquisitions

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

     On September 30, 1996, the Company consummated the merger (the "Merger") of Scott Mills, Inc. ("Scott Mills"), with and into the Company's wholly-owned subsidiary, Kleinert's, Inc. of Alabama ("Kleinert's Alabama"), pursuant to an Agreement and Plan of Merger dated as of June 10, 1996 among the Company, Scott Mills and Kleinert's Alabama (the "Merger Agreement"). Pursuant to the Merger Agreement, each share of Scott Mills Common Stock outstanding on September 30, 1996 was converted into the right to receive $.03 in cash and .0152% of a share of the Company's Common Stock, determined by the division of $.27 for each share of Scott Mill's stock by $17.75, which represented the average price of the Company's stock on the five trading days immediately preceding the consummation of the Merger (as determined pursuant to the Merger Agreement). Cash was paid in lieu of fractional shares. The Company issued approximately 51,000 shares of its Common Stock and approximately $101,000 in cash in exchange for all of the outstanding shares of Common Stock of Scott Mills.

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

     The proforma unaudited results of operations for the three months ended March 1, 1997 and March 2, 1996, assuming consummation of the Merger as of December 2, 1995, are as follows:

                                                Three Months Ended
                                             ------------------------
                                             March 1,        March 2,
                                              1997             1996
                                             ------          -------
Net sales                                    $8,624          $11,862

Net income                                   $   98          $   520

Net income per common share                  $  .03          $   .14


(3) Refinancing of Term Loan

     On February 28, 1996 the Company refinanced its existing term loan and provided for an additional term debt facility of $4,650,000 to finance the Pixie Acquisition. The term loan is in the form of an amended and restated term loan note with the same bank as the original term loan. Total borrowing at March 1, 1997 was $7,149,000. The interest rate is indexed by LIBOR rates plus a spread of 1.12%.

     Simultaneously, the Company entered into an interest rate swap to convert its floating-rate to a fixed-rate of 5.88%, which effectively fixes the rate at 7.0%. This reduces the Company's risk of incurring higher interest costs due to rising interest rates. At March 1, 1997, the interest rate swap agreement had a notional amount of $7,149,000 which decreases by $300,000 quarterly through the September 2002 termination date. The fair value of this agreement at March 1, 1997 was $78,150.

(4) Stock Repurchase Program

     On June 21, 1996, the Company announced the commencement of a common stock repurchase program. Purchases under the program occurred in the public market and in negotiated private transactions. The program was terminated on April 4, 1997. Total purchases under the repurchase program did not exceed $5,000,000. During the three months ended March 1, 1997, the Company repurchased 25,750 shares of common stock for a total purchase price of $467,000.

(5) Related Party Transactions

     The Chairman has an employment agreement which provides for an incentive bonus in 1997 of 5% of pre-tax income if pre-tax income exceeds fiscal year 1989 pre-tax income. The employment agreement is in effect through the end of fiscal year 1997.

     In addition, the Company is funding life insurance contracts on behalf of the Chairman, whose beneficiaries are designated by the individual.

     The Company has a 270 day note receivable of $400,000 with the Chairman due on November 25, 1997 at market interest rate, which is in accordance with his employment agreement.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's apparel business is highly seasonal. Consequently, the sales and operating results for the three months ended March 1, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 29, 1997.

                                                Three Months Ended
                                                 (000's omitted)
                                  --------------------------------------------
                                                                     Increase
                                  Mar. 1, 1997      Mar. 2, 1996    (Decrease)
                                  ------------      ------------    ----------
Net Sales                            $8,624           $11,720        $(3,096)

Gross Profits                        $2,054           $ 2,512        $  (458)

Selling, general and
  administrative expenses            $1,528           $ 1,426        $   102


     Net sales decreased by $3,096,000, or 26%, from $11,720,000 to $8,624,000 for the three months ended March 1, 1997 compared to the three months ended March 2, 1996. Sales in the three months ended March 1, 1997 include sales of the Scott Mills textile division of approximately $1,267,000. Scott Mills was acquired during the fourth quarter of 1996. The overall decrease in the first quarter of 1997 reflects primarily reduced sales, a decrease of $2,000,000 when compared to the first quarter of 1996, to the Company's major T-shirt customer due to concerns regarding this customer's financial stability. On a comparative basis the lower sales in the three months ended March 1, 1997 compared to the three months ended March 2, 1996 reflect a major store set for a sleepwear customer in 1996 compared to automatic replenishment in 1997.

     Gross profit decreased by $458,000 as a result of the reduced sales. Gross profit as a percentage of net sales improved primarily due to increased production of products manufactured at the Company's production facilities in Honduras, C.A.

     Selling, general and administrative expenses increased $102,000, or 7% primarily reflecting expenses associated with the Scott Mills textile business which was acquired during the fourth quarter of fiscal 1996.

     Interest expense in the first three months of fiscal 1997 was $376,000 compared to $336,000 in the first three months of fiscal 1996. This increase was due to an increase in the term loan as a result of the Pixie acquisition offset by a slightly lower average line of credit balance for the quarter.

Impact of Inflation and Changing Prices on Sales and Income from Operations

     Although the Company's costs for raw materials, labor and equipment are influenced by inflation, management believes that inflation did not have a material impact on the Company's operations during the three months ended March 1, 1997 and March 2, 1996. The Company has not been able to increase its selling prices to any great extent during fiscal year 1996 or to date in 1997; therefore, the Company continues to examine all of its costs in an effort to maintain its profit margins.

Liquidity and Capital Resources

     At March 1, 1997, Kleinert's had working capital of $21,854,000 compared to $20,717,000 at March 2, 1996. Net cash provided by operating activities decreased $1,220,000 from $2,847,000 in the first three months of fiscal year 1996 to $1,627,000 in the first three months of fiscal year 1997. Net cash provided by operations during the fiscal quarter on a comparative basis was negatively impacted by increases in inventory of approximately $1,800,000 (1997 quarter increase of $9,438,000 compared to 1996 increase of $7,646,000) and a decrease in accounts payable of $497,000 in 1997 compared to increases in accounts payable of $1,669,000 in 1996. These uses of cash were offset by higher decreases in accounts receivable of $11,853,000 in the first quarter of 1997 versus $7,359,000 during the comparable period of 1996.

     Cash used in investing activities decreased $3,812,000 to ($515,000) in the first three months of 1997 from ($4,327,000) in the same period of 1996. The decrease was primarily the result of the acquisition of the assets of Pixie and Certified and the capital stock of CASH for an aggregate cash purchase price of $4,650,000 during 1996.

     Net cash used in financing activities was ($1,175,000) in the three months ended March 1, 1997 compared to $1,200,000 provided by financing activities for the comparable period in 1996, a change of $2,375,000. On a comparable basis the decrease primarily reflected first quarter 1996 proceeds from refinancing of existing term debt, and the addition of a $4,650,000 term debt facility to finance the Pixie Acquisition.

     The Company used its short-term borrowings to finance operations during the quarter.

     The Company believes that cash flow generated by operations, together with amounts available under its existing credit arrangements, should be sufficient to fund its working capital needs for the remainder of fiscal year 1997 and for the foreseeable future.

     The Company has unsecured lines of credit aggregating $42,500,000 of which $12,965,000 was outstanding at March 1, 1997 bearing interest at rates ranging from 6.15% to 6.75%.

     The Company expects to fund its capital expenditures primarily from cash flow generated by operations over the next twelve months. Since the Company uses its short-term lines of credit to fund working capital needs, any additional financing related to capital needs is generally provided either by lease financing or other long-term sources. Currently, the Company has no material capital commitments.

Income Taxes

     The provision for income taxes is based upon the effective tax rates expected to be recognized for the full fiscal year 1997. The rate for the first three months of 1997 was 34.7%, compared to the rate for the first three months of fiscal year 1996 of 36.2%. This decrease is due to the impact of foreign income generated by the Company's Honduras subsidiary which has a tax holiday.

Impact of Recently Issued Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets to be disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets that are expected to be disposed. The Company expects the impact of adoption will not be significant.

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

     Both statements are effective for fiscal years beginning after December 15, 1995 and, accordingly, will be adopted during the current year.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (10) Material Contracts

                  None


         (b) Reports on Form 8-K

             No Reports on Form 8K were filed during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KLEINERT'S, INC.


Date: April 11, 1997                        By: /s/Gerald E. Monigle
      --------------                            -------------------------------
                                                Gerald E. Monigle
                                                Vice President--Finance
                                                (Principal Accounting Officer)